Form 10-K405
period 1995-12-31
ROTHCHILD COMPANIES INC
filed 1996-03-26
CIK 99680

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1995

                  Commission File No. 33-0773-A

                    The Rothchild Companies, Inc.
     (Exact name of Registrant as specified in its charter)

      Florida                               65-0110447
(State or other jurisdiction           (I.R.S. Employer
 of incorporation or organization)      Identification No.)

      102 N.E. 2nd Street, Suite 193, Boca Raton, FL 33432
            (Address of principal executive offices)

Registrant's telephone number, including area code: (407) 393-7251

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                      Name of each exchange
                                         on which registered

       None                                        None

   Securities registered pursuant to Section 12(g) of the Act

                              None
                        (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements
for the past 90 days.  Yes   x    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. (x)

The aggregate market value of voting stock of the Registrant held by non-affiliates of the Registrant, as of March 15, 1996, was approximately $323,988.

The number of issued and outstanding shares of Registrant's Common Stock on March 15, 1996 was 20,000,000 shares.

                  THE ROTHCHILD COMPANIES, INC.


                              INDEX



          Item                                               Page

Part I    1.   Business                                         3

          2.   Properties                                       6

          3.   Legal Proceedings                                6

          4.   Submission of Matters to a Vote of
                 Security Holders                               6

Part II   5.   Market for Registrant's Common Equity
                and Related Stockholder Matters                 6

          6.   Selected Financial Data                          7

          7.   Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                      7

          8.   Financial Statements and Supplemental
                Data                                            8

          9.   Changes in and Disagreements with
                Accountant on Accounting and Financial
                Disclosure                                      8

Part III 10.   Directors and Executive Officers of the
                Registrant                                      9

         11.   Executive Compensation                          10

         12.   Security Ownership of Certain Beneficial
                Owners and Management                          10

         13.   Certain Relationships and Related
                Transactions                                   11

Part IV  14.   Exhibits, Financial Statement Schedules,
                and Reports on Form 8-K                        12

                             PART I

Item 1.   Business

     The Rothchild Companies, Inc. (the "Company or the "Registrant") was incorporated under the laws of the State of Florida as Tri-Way Industries, Inc. on June 27, 1986 for the purpose of seeking, investigating and acquiring business opportunities. The Company did not engage in any meaningful operations until on or about November 22, 1989, at which time the Company acquired The Rothchild Group, Inc.

     Until mid-1993, the Company, through its wholly-owned subsidiary, The Rothchild Group, Inc., operated as a full service advertising agency engaged in the advertising, marketing and public relations agency business. On October 20, 1993, however, the Company's subsidiary, The Rothchild Group, Inc., filed for bankruptcy protection under Chapter 7 of the U.S. Bankruptcy Code in the Bankruptcy Court for the Southern District of Florida following a long, virtually unbroken sequence of adverse developments reflected in prior periodic reports filed by the Company pursuant to the Securities Exchange Act of 1934. Other than the business operations of The Rothchild Group, Inc., the Company was not engaged in any other meaningful commercial activities. With the bankruptcy filing, the Company's subsidiary was liquidated, and the Company's investment in the subsidiary was rendered valueless. As a result, the Company ceased operations and became virtually inactive.

     On July 12, 1994 (the "Closing Date"), new investors, including the Company's current management (the "Buyers"), completed the purchase of an aggregate of 6,311,975 shares of the Company's Common Stock (the "Purchased Shares"), representing approximately 60% of the Company's issued and outstanding Common Stock as of the Closing Date. The Purchased Shares were acquired from Howard Rothchild, formerly the President and a director of the Company. As part of the aggregate purchase price of the Purchased Shares, the Buyers agreed to pay certain obligations of the Company, including past due and then current accounting and legal fees, stock transfer agent fees, and other expenses, including legal fees, incurred in connection with bringing the Company current with respect to filing periodic reports under the Securities Act of 1934. As a result, the Company has filed with the Securities and Exchange Commission various disclosure documents, including Annual Reports on Form 10-K for the years ended December 31, 1993 and December 31, 1994. See "Financial Statements".

     In addition, since the Closing Date, the Buyers have provided sufficient funds in the form of loans to ensure the Company's viability and permit the Company to continue operations and pursue business opportunities, including a possible business combination, merger or similar transaction. Some of such loans have been converted into shares of the Company's Common Stock. The Company continues to engage in no commercial operations at this time. See

"Financial Statements".

     Management has determined that the Company's business plan is primarily to seek one or more potential businesses which may, in the opinion of management, warrant the Company's involvement. The Company recognizes that as a result of its limited financial, managerial or other resources, the number of suitable potential businesses which may be available to it will be extremely limited. In seeking to attain its business objective, the Company will not restrict its search to any particular industry. Rather, the Company may investigate businesses of essentially any kind or nature, including but not limited to, finance, high technology, manufacturing, service, sports, research and development, communications, insurance, brokerage, transportation and others. Notwithstanding the foregoing, management does not intend to become involved with a company which is an "investment company" under the Investment Company Act of 1940, or with a company which may be deemed an "investment advisor" under the Investment Advisors Act of 1940. Nor does the Company intend to become an investment company or an investment advisor. Management's discretion is otherwise unrestricted and it may participate in any business whatsoever which may in the opinion of management, meet the business objectives discussed herein. It is emphasized that the business objectives discussed herein are extremely general and are not intended to be restrictive upon the discretion of management. As of the date of this report, the Company has not chosen the particular area of business in which its proposes to engage and has not conducted any market studies with respect to any business or industry, although management of the Company has had preliminary discussions with a variety of enterprises.

     The Company will not restrict its search to any specific industry (except as set forth above), but may acquire any entity or position in a company which is (i) in its preliminary or development stage; or (ii) is a going concern. At this time, it is impossible to determine the needs of the business in which the Company may seek to participate, and whether such business may require additional capital, management, or may be seeking other advantages which the Company may offer. In other instances, possible business endeavors may involve the acquisition of or a merger with a company which does not need additional equity, but seeks to establish a public trading market for its securities.

     Businesses which seek the Company's participation in their operations may desire to do so to avoid what such businesses deem to be adverse factors related to undertaking a public offering. Such factors include substantial time requirements and legal costs, along with other conditions or requirements imposed by Federal and state securities laws.

     The analysis of potential business endeavors will be undertaken by or under the supervision of the Company's management. Management is comprised of individuals of varying business experiences, and management will rely on their own business judgment in formulating decisions as to the types of businesses which the Company may acquire or in which the Company may participate. It is quite possible that management will not have any business experience or expertise in the type of businesses engaged in by a company which may be investigated by the Company.

     In analyzing prospective businesses, management anticipates considering such factors as available technical, financial and managerial resources; working capital and other financial requirements; such businesses' history of operations, if any, and prospects for the future; the nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research and development; risk factors; the potential for growth and expansion; the potential for profit; the perceived public recognition or acceptance of such businesses; products, services, trade or service marks; its name identification; and other relevant factors.

     While it is anticipated that these factors will be considered, to a large extent a decision to participate in a specific business will be difficult, if not impossible, to analyze through the application of objective criteria. In many instances, the achievements of a specific business to date may not necessarily be indicative of its potential for the future because of various changing requirements in the marketplace, such as the ability to substantially shift marketing approaches, expand significantly or change product emphasis, change or substantially alter management, or other factors. On the other hand, the management of such companies may not have proven their abilities or effectiveness, or established the viability of the market, or the products or services which they propose to market. As such, the profitability of such a business may be unpredictable and might therefore subject the Company and its assets to substantial risks.

     It is anticipated that any number of prospective businesses will be available to the Company from various sources, including its management, its professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. In some instances, the Company may publish notices or advertisements in financial or trade publications seeking potential business acquisitions. In certain circumstances, the Company may agree, in connection with an acquisition, to pay a finder's fee or other compensation to an investment banking firm or other person (who may or may not be affiliated with the Company) who submits to the Company a business in which the Company participates.

     It is anticipated that locating and investigating specific proposals will take a substantial period of time, although the time such process will take can by no means be assured. Further, even after a business is located, the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial additional time, effort and attention on the part of management, as well as substantial costs for attorneys, accountants and others. If a decision is made not to participate in a specific business endeavor, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement were reached for the participation in a specific business, the failure to consummate that transaction might result in the loss to the Company of the related costs incurred.

Item 2.  Properties

     At present, the Company does not own or lease any property. The Company maintains its business address at a minimal cost. Administrative services, including the use of fixtures, furniture and equipment, and the use of employees to provide reception, secretarial and bookkeeping services, are provided to the Company at no cost by the Company's current officers and directors.

Item 3.  Legal Proceedings

     No legal proceedings are currently pending or, to the knowledge of management, threatened against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders, through a solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                             PART II

Item 5.  Market for Registrant's Common Equity And Related
         Stockholder Matters

     The Company's Common Stock is traded in the over-the-counter market on the National Association of Securities Dealers, Inc.'s OTC Bulletin Board under the symbol "ROCH". Set forth below is the range of high and low bid information for the Company's Common Stock for the two most recent fiscal years. This information represents prices between dealers and does not reflect retail mark-up or mark-down or commissions, and may not necessarily represent actual market transactions.

                                        High Bid       Low Bid
First Quarter - 1994                      $.02           $.005
Second Quarter - 1994                     $.02           $.01
Third Quarter - 1994                      $.03           $.02
Fourth Quarter - Ending
                  December 31, 1994       $.03           $.01

First Quarter - 1995                      $.05           $.03
Second Quarter - 1995                     $.0625         $.05
Third Quarter - 1995                      $.0625         $.05
Fourth Quarter - Ending
                  December 31, 1995       $.05           $.05

     As of March 15, 1996, there were approximately 323 record holders of the Registrant's outstanding Common Stock. Moreover, additional shares of the Company's Common Stock are held for stockholders at brokerage firms and/or clearing houses. The Company, therefore, was unable to determine the precise number of beneficial owners of its Common Stock as of March 15, 1996.

     The Registrant has not paid any cash dividends on its Common Stock since April 1990, and does not anticipate paying cash dividends in the foreseeable future, but rather intends to retain earnings, if any, for future growth and expansion opportunities. Payment of cash dividends in the future will be dependent upon the Company's earnings, financial condition, capital requirements and other factors determined to be relevant by the Board of Directors.

Item 6.  Selected Financial Data

                              Years Ended December 31,
                    1995        1994        1993         1992       1991
Balance Sheet Data

Total Assets         $ 1,035     $  5,897      $    -0-    $  64,796   $ 843,150
Total Liabilities    $ 5,000     $    -0-      $  12,850   $     -0-   $ 773,337
Total Shareholders'
Equity (deficit)     $(3,965)    $  5,897      $ (12,850)  $  64,976   $ 109,813

Operating Data

Total Revenues       $   -0-     $     10      $     290   $     -0-   $     -0-
Operating Expenses   $ 9,862     $  7,580      $ 118,781   $     471   $     471
Net Loss             $ 9,862     $  7,570      $ 118,491   $     471   $     471
Loss Per Share       $   -0-     $    -0-      $    0.01   $     -0-   $     -0-
Dividends              None         None           None         None        None


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

     The analysis of the Company's financial condition, liquidity, capital resources and results of operations should be viewed in conjunction with the accompanying financial statements including the notes thereto.

Financial Condition

     At December 31, 1995, the Company had current assets and total assets of $1,035 as compared to current assets and total assets of $5,897 at December 31, 1994; current liabilities and total liabilities of $5,000, as compared to current liabilities and total liabilities of $-0- at December 31, 1994; and a deficit net worth of $3,965, as compared to a net worth of $5,897 at December 31, 1994. The decrease in assets and net worth and the increase in liabilities was the result of adminstrative costs incurred during the fiscal year. See "Business" and notes to "Financial Statements".

Liquidity

     The Company has cash and cash equivalents of $1,035 at December 31, 1995. Since the Company's operating expenses, in management's opinion, will be minimal during the Company's 1996 fiscal year or until the Company is able to engage in meaningful operations, the Company does not anticipate a liquidity deficiency. It is anticipated that the Company's current management and others will fund the Company's operations, if required, by loans and/or contributions of capital. The Company has no present commitment that is likely to result in its liquidity increasing or decreasing in any material way. In addition, the Company knows of no trend, additional demand, event or uncertainty that will result in, or that are reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way.

Capital Resources

     The Company has no material commitments for capital expenditures. The Company knows of no material trends, favorable or unfavorable, in the Registrant's capital resources. The Company has no outstanding credit lines or credit commitments in place and has no current need for financial credit.

Results of Operations

     The Company did not report any significant revenues for the fiscal year ended December 31, 1995. During the fiscal year ended December 31, 1995, the Company reported expenses of $9,862. Expenses for the fiscal year ended December 31, 1995 consisted primarily of general administrative, accounting and related miscellaneous fees and expenses. During such period, the Company did not engage in any meaningful operations.

     Registrant knows of no trends or uncertainties that had, or that the Company reasonably expects will have, a materially favorable or unfavorable impact on net sales, revenues or income from continuing operations. Moreover, Registrant knows of no events that will cause a material change in the relationship between its costs and revenues. The Company's income has been unaffected by inflation. See "Business".

Item 8.  Financial Statements and Supplemental Data

     Financial information pursuant to this Item appears elsewhere in this Report. See Item 14.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

     In connection with the change of control of the Registrant during July 1994, the Registrant changed accountants beginning with the audit of the financial statements included herewith for the fiscal year ended December 31, 1994, from Douglas N. Rice, C.P.A. ("Rice"), to Thomas W. Klash, Certified Public Accountant. The report of Rice on the Registrant's financial statements for the fiscal year ended December 31, 1993, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except for a going concern uncertainty.

     In connection with the audit of the Registrant's financial statements for the fiscal year ended December 31, 1993, and in the subsequent interim periods, there were no disagreements, disputes, or differences of opinion with Rice on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of Rice would have caused Rice to make reference to the matter in its report.

                            PART III

Item 10.  Directors and Executive Officers of the Registrant

     The directors and executive officers of the Company as of March 15, 1996, were as follows:

Name                    Age          Position

Norman H. Becker        58       President and Director

David A. Carter          45        Secretary/Treasurer and Director


     Norman H. Becker has been President and a Director of the Company since July 12, 1994. In addition, since February, 1987, Mr. Becker has been President and Chief Executive Officer of Vanderbilt Square Corporation, a public company primarily engaged in equipment leasing and office management services. Since January, 1993, Mr. Becker has also been President of Corrections Services, Inc, a public company engaged in electronic monitoring. Additionally, since January, 1985, Mr. Becker has been self-employed in the practice of public accounting. Mr. Becker is a graduate of City College of New York (Bernard Baruch School of Business) and is a member of a number of professional accounting associations including the American Institute of Certified Public Accountants, the Florida Institute of Certified Public Accountants, and the Dade County Chapter of the Florida Institute of Certified Public Accountants.

     David A. Carter has been Secretary, Treasurer and a Director of the Company since July 12, 1994. Since October 1990, Mr. Carter has been the sole shareholder of David A. Carter, P.A., a law firm specializing in bankruptcy, commercial litigation and general corporate law. Mr. Carter is also Chief Executive Officer and a Director of Innovation Computers & Cameras, Inc., a full-service computer product and service company.

Item 11.   Executive Compensation

     The following table sets forth summary compensation information with respect to compensation paid by the Company to the Chief Executive Officer of the Company ("CEO") and the Registrant's four most highly compensated executive officers other than the CEO, who were serving as executive officers at December 31, 1995:

                   SUMMARY COMPENSATION TABLE

                            Annual Compensation              Long Term Compensation
                                                          Awards                          Payments
                                                                Restricted      Securities
Name of Individual                              Other Annual    Stock           Underlying/       LTIP       All Other
and Principal Position  Year    Salary  Bonus   Compensation    Award(s)        Options/SARs      Payouts    Compensation
Norman H. Becker        1995     -0-     -0-         -0-          -0-               -0-             -0-          -0-
  President

David A. Carter         1995     -0-     -0-         -0-          -0-               -0-             -0-          -0-
  Secretary/Treasurer


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

     The following table sets forth, as of March 15, 1996, certain information concerning beneficial ownership of the Company's Common Stock by (i) each person known to the Company to own 5% or more of the Company's outstanding Common Stock, (ii) all directors of the Company, naming them and (iii) all directors and officers of the Company as a group, without naming them.

                            Amount and Nature of       Percent
Name and Address          Beneficial Ownership (1)     of Class (1)
Norman H. Becker(2)              1,565,509                7.8%

David A. Carter(2)               2,881,019               14.4%

Corporate Investment
 Associates(3)                   1,878,592                9.4%

Ronald A. Martini(3)             1,033,076                5.2%

Diane Martini(3)                 1,300,000                6.5%

LaSala & Company, Inc.           1,981,019(4)             9.9%
433 Plaza Real, Suite 355
Boca Raton, Florida 33432

Bert L. Gusrae                   2,881,019(5)            14.4%
6622 Serena Lane
Boca Raton, Florida 33433

All Officers and Directors
 as a group (2 persons)          4,446,528               22.2%


(1) As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

(2) The address for each person is c/o The Rothchild Companies, Inc., 102 N.E. 2nd Street, Suite 193, Boca Raton, FL 33432.

(3) The address for each person and entity is 3040 East Commercial Blvd., Ft. Lauderdale, Florida 33308. Corporate Investment Associates is controlled by Diane Martini and Ronald A. Martini, her husband. While they each disclaim any beneficial ownership interest in the shares of the Company's Common Stock owned by each other, they may be deemed to control such shares and beneficial ownership thereof is attributable to them. When aggregated, their personal holdings in the Company may be deemed to be mutual control of approximately 21.1% of the Common Stock of the Company. On April 24, 1990, Mr. Martini entered a guilty plea in the United States District Court for the District of New Jersey to violations of federal conspiracy, mail fraud and securities laws in connection with transactions in securities of public companies unrelated to the Company during a fifteen (15) month period in 1988 and 1989.

(4) Includes 250,000 shares registered in the name of Alicia M. LaSala, President and sole stockholder of LaSala & Company, Inc., and 510,019 shares registered in the name of Alicia M. LaSala, Custodian for Nicholas F. LaSala, UGMA/Florida.

(5) Does not include 187,000 shares owned by Wendy Tand Gusrae, wife of Bert L. Gusrae. Mr. Gusrae disclaims any beneficial ownership over such shares.

Item 13.  Certain Relationships and Related Transactions

     During the fiscal year ended December 31, 1995, there were no material transactions between the Company and any of its officers and/or Directors which involved $60,000 or more.

     During the current fiscal year, the Company's management and other stockholders provided sufficient funds in the form of loans to ensure the Company's viability and permit the Company to continue operations and pursue business opportunities, including a possible business combination, merger or similar transaction. See "Financial Statements".

                                PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          10-K

   (a)(1) The following financial statements are filed as part of this Report:

      (i) Report of independent public accountant for the years ended December 31, 1995 and 1994;
     (ii) Report of independent public accountant for the year ended December 31, 1993;
    (iii) Balance Sheets as of December 31, 1995 and 1994;
     (iv) Statements of Operations for the Years Ended December 31, 1995, 1994 and 1993;
      (v) Statement of Shareholders' Equity (Deficiency) for the Years Ended December 31, 1995, 1994 and 1993;
     (vi) Statement of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993; and
    (vii) Notes to Financial Statements.

   (a)(2) Financial Statement Schedules:

     Schedule IV  -  Indebtedness of and to Related Parties - Not
                           Current - December 31, 1995

   (a)(3) The following Exhibits are filed as part of this Report:

          3.1   Articles of Incorporation (1)
          3.2   Articles of Incorporation, as amended(2)
          3.3   Amended By-laws(3)
          16.1  Letter re: change in certifying accountant (4)


(1) Reference is made to Exhibit 3.1 to the Registrant's Form S-18 Registration Statement (File No. 33-0773-A), which is hereby incorporated by reference.

(2) Reference is made to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, which is hereby incorporated by reference.

(3) Reference is made to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, which is hereby incorporated by reference.

(4) Reference is made to the Exhibit filed with the Company's Report on Form 8-K dated November 30, 1994, and amended on Amendment No. 1 to Form 8-K/A dated January 12, 1995, which is hereby incorporated by reference.

     (b) No Report on Form 8-K was filed during the last quarter of the period covered by this Report.

                              SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   THE ROTHCHILD COMPANIES, INC.



                                By:/s/ Norman H. Becker
                                   Norman H. Becker, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


NAME                         TITLE                  DATE




/s/ Norman H Becker      President and          March 15, 1996
Norman H. Becker           Director



/s/ David A. Carter      Secretary/Treasurer    March 15, 1996
David A. Carter            and Director



     The Registrant has not furnished an annual report or proxy material to security holders. The Registrant intends to furnish such information to security holders and will furnish copies thereof to the Commission in accordance with applicable rules and regulations.

                     THE ROTHCHILD COMPANIES, INC.

                         FINANCIAL STATEMENTS

                      DECEMBER 31, 1995 AND 1994

                     THE ROTHCHILD COMPANIES, INC.
                     INDEX TO FINANCIAL STATEMENTS
                      DECEMBER 31, 1995 AND 1994




                                                                   PAGE

Independent Auditor's Report........................................F-3

Balance Sheets......................................................F-6

Statements of Operations............................................F-6

Statements of Changes in Shareholders' Equity.......................F-8

Statements of Cash Flows............................................F-9

Notes to Financial Statements......................................F-10

                     INDEPENDENT AUDITOR'S REPORT



The Board of Directors and Shareholders
The Rothchild Companies, Inc.
Boca Raton, Florida

     I have audited the balance sheets of The Rothchild Companies, Inc. as of December 31, 1995 and 1994, and the related statements of operations, shareholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits. The financial statements of The Rothchild Companies, Inc. as of December 31, 1993, were audited by other auditors whose report, dated May 27, 1994, expresses a qualified opinion on those statements.

     I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

     In my opinion, the 1995 and 1994 financial statements referred to above present fairly, in all material respects, the financial position of The Rothchild Companies, Inc. as of December 31, 1995 and 1994, and the results of operations and its cash flows for each of the years then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note E to the financial statements, the Company has experienced operating losses since inception, resulting in an accumulated deficit position. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these

The Rothchild Companies, Inc.
Boca Raton, Florida
Page Two



matters are discussed in Note E. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Thomas W. Klash
Certified Public Accountant
Hollywood, Florida
February 20, 1996

                     INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors
The Rothchild Companies, Inc.

I have audited the accompanying balance sheets of The Rothchild Companies, Inc. as of December 31, 1993 and 1992 and the related statements of operations, changes in stockholders' equity and cash flows for the three years ended December 31, 1993. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Rothchild Companies, Inc. as of December 31, 1993, and 1992, and the results of its operations and its cash flows for the three years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 5 to the financial statements, the Company's subsidiary entered into Chapter 7 bankruptcy leaving the Company with no operations or sources of revenue which raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Douglas N. Rice, C.P.A., P.A.
Miami, Florida
May 27, 1994

                     THE ROTHCHILD COMPANIES, INC.
                            BALANCE SHEETS


                                ASSETS

                                    December 31,       December 31,
                                       1995                1994
CURRENT ASSETS:

     Cash                             $   1,035          $   5,897

               TOTAL ASSETS           $   1,035          $   5,897



           LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)


NON-CURRENT LIABILITIES:

     Loans payable - related parties  $   5,000          $     -

               TOTAL LIABILITIES          5,000                -

CONTINGENCIES:

SHAREHOLDERS' EQUITY (DEFICIENCY)
    Common stock; $.001 par value,
      20,000,000 shares authorized;
      20,000,000 shares issued and
      outstanding at December 31,
      1995 and 1994                      20,000             20,000
    Additional paid-in capital          471,100            471,100
    Accumulated deficit                (495,065)          (485,203)

               TOTAL SHAREHOLDERS'
                EQUITY (DEFICIENCY)      (3,965)             5,897

    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY            $   1,035          $   5,897





The accompanying notes are an integral part of these financial statements.

                       THE ROTHCHILD COMPANIES, INC.
                         STATEMENTS OF OPERATIONS


                                        Year Ended December 31,
                                    1995           1994           1993
Revenue                         $       -      $        10    $     290

Operating Expenses                    9,862          7,580       118,781

Net Loss                        $    (9,862)   $    (7,570)   $ (118,491)


Net loss per Common Share       $       -      $       -      $     (.01)

Weighted average number
 of common shares outstanding    20,000,000     11,304,089     11,105,434































The accompanying notes are an integral part of these financial statements.

                                    THE ROTHCHILD COMPANIES, INC.
                            STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 THREE YEARS ENDED DECEMBER 31, 1995

                                        Common Stock           Additional
                                      $.0001 Par Value          Paid-In      Accumulated
                                     Shares        Amount       Capital      (Deficit)      Total
Balance December 31, 1992          10,647,931     $  10,648    $ 413,470     $ (359,142)  $  64,976

December 1993, additional
 stock issued                         740,005           740       39,925            -        40,665

Net loss                                  -             -             -         (118,491)   (118,491)

Balance December 31, 1993          11,387,936        11,388       453,395       (477,633)    (12,850)

Cancellation of shares
 previously issued                   (381,055)         (381)         381             -           -

Issuance of common shares as
 repayment of notes payable         8,393,119         8,393       16,166             -       24,559

Issuance of common shares for
 services rendered                    600,000           600        1,158             -        1,758

Net loss                                  -             -             -           (7,570)     (7,570)

Balance December 31, 1994          20,000,000        20,000      471,100       (485,203)      5,897

Net loss                                  -             -             -           (9,862)     (9,862)

Balance December 31, 1995          20,000,000     $   20,000   $  471,100      $ 495,065   $  (3,965)




The accompanying notes are an integral part of these financial statements.

                        THE ROTHCHILD COMPANIES, INC.
                          STATEMENTS OF CASH FLOWS
                     THREE YEARS ENDED DECEMBER 31, 1995


                                       1995         1994         1993
CASH FLOWS FROM OPERATING
   ACTIVITIES:
Net loss                            $  (9,862)   $  (7,570)  $  (118,491)
Adjustments to reconcile net loss
  to net cash used by operating
  activities
   Goodwill written off upon
    bankruptcy of subsidiary              -             -         17,426
   Amortization                           -             -            -
   Provision for bad debts                -             -         47,550
   Effect of non-monetary
    transactions on net loss              -          2,667           -
   Increase (decrease) in
    accounts payable                      -        (12,850)       12,850

   NET CASH USED BY OPERATING
     ACTIVITIES                        (9,862)     (17,753)      (40,665)

CASH FLOWS FROM FINANCING
  ACTIVITIES:
   Common stock issued                    -            -          40,665
   Cash advances from shareholders      5,000       23,650           -

   NET CASH PROVIDED BY
     FINANCING ACTIVITIES               5,000       23,650        40,665

NET INCREASE (DECREASE) IN CASH        (4,862)       5,897           -

CASH AT BEGINNING OF YEAR               5,897          -             -

CASH AT END OF YEAR                 $   1,035    $   5,897    $      -
















The accompanying notes are an integral part of these financial statements.

                  THE ROTHCHILD COMPANIES, INC.
                    STATEMENTS OF CASH FLOWS
                    SUPPLEMENTAL INFORMATION
                        DECEMBER 31, 1995



1.     Interest expense amounted to $909 in 1994.

2.     Advances from shareholders ($23,650) and accrued interest
       ($909) were repaid by the issuance of 8,393,119 shares of Common Stock.

3. Professional fees ($1,758) were paid by the issuance of 600,000 shares of Common Stock.












































                             F-9(a)

                  THE ROTHCHILD COMPANIES, INC.
                  NOTES TO FINANCIAL STATEMENTS
               THREE YEARS ENDED DECEMBER 31, 1995


NOTE A - THE COMPANY AND BASIS OF PRESENTATION

         Business - The Rothchild Companies, Inc. (the "Company") was incorporated on June 27, 1986 as Tri-Way Industries, Inc. On April 7, 1989, the Company name was changed to Tri-Way Media and Communications, Inc. The Company changed its fiscal year-end from May 30 to April 30 and then to December 31. The Company, from inception until April 7, 1989, operated in the business of seeking merger and/or acquisition opportunities. On April 3, 1989, the Company acquired Federal Medical Holdings Corp., which had acquired the assets of M.C. Media, a media buying agency. On September 16, 1989, Federal Medical Holdings Corp. was merged into Tri-Way Media and Communications, Inc.

         As part of the acquisition agreement, the assets of Tri-Way Media and Communications, Inc. were distributed to creditors to satisfy part of its outstanding obligations. The operations of the Company as a media buying agency were also discontinued.

         On November 22, 1989, the Company acquired The Rothchild Group, Inc., a full service advertising agency engaged in the public relations agency business. At that time, the name of the Company was changed to The Rothchild Companies, Inc. On October 20, 1993, The Rothchild Group, Inc. entered into Chapter 7 bankruptcy proceedings at which time control of the subsidiary was transferred to a court appointed trustee. As a result, the financial statements include the assets, liabilities and operations of The Rothchild Companies, Inc. only.

         During 1995 and 1994, and through the date of this financial statement, the Company was inactive.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Income and loss per share - Income and loss per share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during the applicable year.

         Goodwill - Goodwill of $17,426 representing the excess of cost over value of net assets acquired, was written off during 1993 as a result of the bankruptcy of the subsidiary.

NOTE C - INCOME TAXES

         At December 31, 1995, the Company has net operating tax loss carryforwards amounting to $405,771. The losses expire at various intervals through the year 2010.

                  THE ROTHCHILD COMPANIES, INC.
                  NOTES TO FINANCIAL STATEMENTS
               THREE YEARS ENDED DECEMBER 31, 1995


NOTE C - INCOME TAXES (Cont'd)

         Deferred tax benefit, as described in Financial Accounting Standard No. 109 has not been recorded in the accompanying financial statements because of a valuation allowance.
         The realizability of the related tax benefit is contingent upon the Company's ability to generate profitable operations in the future.

NOTE D - COMMON STOCK TRANSACTIONS

         The Company issued 600,000 common shares to its former president as compensation for professional services rendered during 1994.

         On July 5, 1994, an adjusted net total of 381,055 common shares were cancelled resulting from non-payment by subscribers.

         On December 30, 1994, the Company issued 8,393,119 common shares to certain shareholders in payment of 8% notes payable ($23,650) and accrued interest ($909).

NOTE E - CONTINGENCIES

         As discussed in Note A, the Company's wholly-owned subsidiary, The Rothchild Group, Inc. entered into Chapter 7 bankruptcy proceedings on October 20, 1993. Control of the subsidiary was transferred to the bankruptcy trustee resulting in the loss of the Company's only operations and source of revenues. As a result, the financial statements have been presented on a deconsolidated basis and include the assets, liabilities, and operations of The Rothchild Companies, Inc. only.

         The Company has incurred operating losses amounting to $495,065 since its inception on June 27, 1986. During 1995, the only source of working capital resulted from non-interest bearing shareholder advances. These factors raise certain questions regarding the Company's continued ability to exist. The accompanying financial statements do not include any adjustments which might relate to this uncertainty.

         Management's plans are to seek business combination opportunities whereby the Company would receive an infusion of working capital sufficient to meets costs and expenses resulting from the commencement of business operations. The Company's continued existence may be dependent on management's ability to execute its plans.

                  THE ROTHCHILD COMPANIES, INC.
                  NOTES TO FINANCIAL STATEMENTS
               THREE YEARS ENDED DECEMBER 31, 1995


NOTE F - RELATED PARTY TRANSACTIONS

         At the present time, the Company's administrative costs are being paid by certain shareholders and other affiliated entities. The financial statements do not include these costs. No estimate has been made as to the effect these costs would have on reported results of operations.

                REPORT OF INDEPENDENT AUDITOR OF
                 FINANCIAL STATEMENTS SCHEDULES



Board of Directors and Shareholders
The Rothchild Companies, Inc.
Boca Raton, Florida



I have audited the financial statements of The Rothchild Companies, Inc. as of December 31, 1995 and 1994 and for each of the years then ended and have issued my report thereon dated February 20, 1996. In connection with my examination, I also examined the financial statement schedule listed in Item 14(a)(2). In my opinion, this schedule, when considered in relation to the basis financial statements, present fairly in all material respects the information set forth therein.


Thomas W. Klash
Certified Public Accountant
Hollywood, Florida
February 20, 1996

                                       THE ROTHCHILD COMPANIES, INC.
                                                SCHEDULE IV
                           INDEBTEDNESS OF AND TO RELATED PARTIES - NOT CURRENT
                                             DECEMBER 31, 1994

                           INDEBTEDNESS OF                                  INDEBTEDNESS TO
Column A    Column B     Column C    Column D    Column E    Column F    Column G    Column H    Column I
Name of     Balance at                           Balance     Balance at                          Balance
Person      Beginning    Additions   Deductions  at End      Beginning   Additions   Deductions  at End

Corporate
Investment
Associates(a)$   -       $   -       $   -       $   -        $   -      $ 7,095    $ 7,095(a)   $   -

LaSala &
Company,
Inc.(b)      $   -       $   -       $   -       $   -        $   -      $ 4,730    $ 4,730(b)   $   -

Bert L.
Gusrae(c)    $   -       $   -       $   -       $   -        $   -      $ 4,730    $ 4,730(c)   $   -

David A.
Carter(d)    $   -       $   -       $   -       $   -        $   -      $ 4,730    $ 4,730(d)   $   -

Norman H.
Becker(e)    $   -       $   -       $   -       $   -        $   -       $ 2,365    $ 2,365(e)   $   -

             $   -       $   -       $   -       $   -        $   -       $23,650    $23,650      $   -

Notes:

(a)  Settled with issuance of 2,517,936 common shares
(b)  Settled with issuance of 1,678,624 common shares
(c)  Settled with issuance of 1,678,624 common shares
(d)  Settled with issuance of 1,678,624 common shares
(e)  Settled with issuance of   839,311 common shares
                              8,393,119

                                       THE ROTHCHILD COMPANIES, INC.
                                                SCHEDULE IV
                           INDEBTEDNESS OF AND TO RELATED PARTIES - NOT CURRENT
                                             DECEMBER 31, 1995

                           INDEBTEDNESS OF                                  INDEBTEDNESS TO
Column A    Column B     Column C    Column D    Column E    Column F    Column G    Column H    Column I
Name of     Balance at                           Balance     Balance at                          Balance
Person      Beginning    Additions   Deductions  at End      Beginning   Additions   Deductions  at End

Ronald A.
Martini      $   -       $   -       $   -       $   -        $   -       $ 1,500    $   -        $ 1,500

LaSala &
Company,
Inc.         $   -       $   -       $   -       $   -        $   -       $ 1,000    $   -        $ 1,000

Bert L.
Gusrae       $   -       $   -       $   -       $   -        $   -       $ 1,000    $   -        $ 1,000

David A.
Carter       $   -       $   -       $   -       $   -        $   -       $ 1,000    $   -        $ 1,000

Norman H.
Becker       $   -       $   -       $   -       $   -        $   -       $   500    $   -        $ 5,000

             $   -       $   -       $   -       $   -        $   -       $ 5,000    $   -        $ 5,000
