Form 10-Q
period 1996-03-31
ROTHCHILD COMPANIES INC
filed 1996-05-13
CIK 99680

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


            For Quarterly Period Ended March 31, 1996


               Commission file number  33-0773-A


                    THE ROTHCHILD COMPANIES, INC.
     (Exact Name of Registrant as Specified in Its Charter)


         Delaware                                 65-0110447
(State or Other Jurisdiction                 (IRS Employer
 of Incorporation or Organization)            Identification No.)


   102 N.E. 2nd Street, Suite 193, Boca Raton, FL    33432
   (Address of Principal Executive Offices)        (Zip Code)


                          (407) 393-7251
      (Registrant's Telephone Number, Including Area Code)


                           Not Applicable
      (Former Name, Former Address and Former Fiscal Year,
                  if Changed Since Last Report)


Indicate by check mark whether the Registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes   x     No

There were 20,000,000 shares of the Company's Common Stock, $.001 par value per share, issued and outstanding at May 10, 1996.

                 THE ROTHCHILD COMPANIES, INC.*



                              INDEX



PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Balance Sheet - March 31, 1996 (Unaudited) and
               December 31, 1995.

               Statement of Operations - Three months ended March
               31, 1996 and 1995 (Unaudited).

               Statement of Cash Flows - Three months ended March
               31, 1996 and 1995 (Unaudited).

               Notes to Financial Statements.

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.

PART II.   OTHER INFORMATION

     Item 1.   Legal Proceedings

     Item 2.   Changes in Securities

     Item 3.   Defaults Upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

_________________________________

* See Note 1 of Notes to Financial Statements

                  THE ROTHCHILD COMPANIES, INC.




                 PART I - FINANCIAL INFORMATION



Item I.   Financial Statements

                   THE ROTHCHILD COMPANIES, INC.
                           BALANCE SHEET


                              ASSETS

                                         March 31,     December 31,
                                           1996           1995
                                        (Unaudited)


CURRENT ASSETS:

   Cash and Cash equivalents           $    2,206       $    1,035

       TOTAL ASSETS                    $    2,206       $    1,035




             LIABILITIES AND STOCKHOLDERS' DEFICIENCY


CURRENT LIABILITIES:

   Accounts payable and
     accrued expenses                  $      -         $      -
   Loans payable                            8,690            5,000

       Total Current Liabilities       $    8,690       $    5,000

STOCKHOLDERS' DEFICIENCY:
   Common stock $.001 par value;
     20,000,000 shares authorized;
     20,000,000 issued and
     outstanding at March 31, 1996
     and December 31, 1995                 20,000           20,000
   Additional paid-in capital             472,410          471,100
   Accumulated deficit                   (498,894)        (495,065)

       Total Stockholders' Deficiency      (6,484)          (3,965)

       TOTAL LIABILITIES AND
       STOCKHOLDERS' DEFICIENCY        $    2,206       $    1,035








See accompanying notes to the financial statements.

                   THE ROTHCHILD COMPANIES, INC.
                      STATEMENT OF OPERATIONS
                            (Unaudited)

                                           Three Months Ended
                                                March 31,
                                         1996             1995


REVENUES:
   Net sales                          $      -         $      -
                                             -                -

COSTS AND EXPENSES:
   General and administrative               3,829            3,700
                                            3,829            3,700

Income (loss) before provisions
   for income taxes                        (3,829)          (3,700)
Provision for income taxes                   -                -

   Net Income (Loss)                  $    (3,829)     $    (3,700)

Weighted average number of
   shares outstanding                  20,000,000       11,304,089

Net income (loss) per
   common share                       $      -         $      -
























See accompanying notes to the financial statements.

                       THE ROTHCHILD COMPANIES, INC.
                          STATEMENT OF CASH FLOWS
                                (Unaudited)


                                            Three Months Ended
                                                March 31,
                                           1996           1995


CASH FLOWS FROM OPERATING
 ACTIVITIES:

   Net income (loss)                    $   (3,829)    $    (3,700)


CASH FLOWS FROM FINANCING
 ACTIVITIES:

   Funds borrowed from shareholders          5,000             -

NET (DECREASE) INCREASE IN CASH
 AND CASH EQUIVALENTS                        1,171           3,700

CASH AND CASH EQUIVALENTS - BEGINNING        1,035           5,897

CASH AND CASH EQUIVALENTS - END         $    2,206      $    2,197


























See accompanying notes to the financial statements.

                  THE ROTHCHILD COMPANIES, INC.
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 1996
                           (Unaudited)


NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

         Business - On November 22, 1989, the Company acquired The Rothchild Group, Inc., a full service advertising agency engaged in the public relations agency business. At that time, the name of the Company was changed to The Rothchild Companies, Inc. On October 20, 1993, the Company's subsidiary, The Rothchild Group, Inc. entered into Chapter 7 bankruptcy proceedings at which time the assets of the subsidiary were liquidated by the court appointed trustee and the Company's investment in the subsidiary was rendered valueless. As a result, the financial statements at March 31, 1996 have been presented on a deconsolidated basis and include the assets, liabilities, and operations of The Rothchild Companies, Inc. only.

         During 1994 and 1995, and through the date of this financial statement, the Company was inactive.

         Fair Presentation - The balance sheet as of March 31, 1996, the statement of operations for the three months ended March 31, 1996 and 1995, and the statement of cash flows for the three months ended March 31, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations at March 31, 1996, and for all periods presented have been made.

         The unaudited financial statements are based on certain estimates and are presently subject to year-end adjustments. The lack of operations for the three months ended March 31, 1996 are not necessarily indicative of the results of operations to be expected for the Company's fiscal year.

         The financial statements as of December 31, 1995 have been derived from audited financial statements.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto as of December 31, 1995 and the year then ended.

                  THE ROTHCHILD COMPANIES, INC.
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 1996
                           (Unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Income and loss per share - Income and loss per share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during the applicable year.

NOTE 3 - LOANS PAYABLE

         During the quarter ending March 31, 1996, certain shareholders loaned money to the Company in the amount of $5,000. In addition, $1,310 was repaid to certain shareholders by the issuance of 131,000 shares at $.01.

NOTE 4 - SUBSEQUENT EVENT

         On April 30, 1996 (the Record Date and the Effective
         Date), the Company effected a one-for-twenty (1-for-20) reverse stock split of the Company's Common Stock, pursuant to which each twenty (20) shares of the Company's Common Stock outstanding immediately prior to the Effective Date were converted on the Effective Date into one (1) share of the Company's Common Stock. No fractional shares will be issued and stockholders who would be entitled to receive fractional shares because they held a number of shares not evenly divisible by twenty, will be entitled to receive, in lieu of such fractional shares, a cash payment upon presentation to the Company's transfer agent of certificates representing the shares. The cash payment will be equal to the average bid price of the Common Stock maintained by broker-dealers on the NASD OTC Bulletin Board on the Effective Date. In connection with the reverse split, the Company maintained the par value of its Common Stock at $.001 par value per share, and the total number of shares of Common Stock authorized to be issued by the Company remains unchanged at 20,000,000 shares.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


     The analysis of The Rothchild Companies, Inc. (the "Company") financial condition, liquidity and capital resources, and results of operation should be viewed in conjunction with the accompanying financial statements including the notes thereto.


Background

     On November 22, 1989, the Company acquired The Rothchild Group, Inc., a full service advertising agency engaged in the public relations agency business. At that time, the name of the Company was changed to The Rothchild Companies, Inc. On October 20, 1993, the Company's subsidiary, The Rothchild Group, Inc. entered into Chapter 7 bankruptcy proceedings at which time the assets of the subsidiary were liquidated by the court appointed trustee and the Company's investment in the subsidiary was rendered valueless. As a result, the financial statements at March 31, 1996 have been presented on a deconsolidated basis and include the assets, liabilities, and operations of The Rothchild Companies, Inc. only.


Financial Condition

     At March 31, 1996, the Company had current assets and total assets of $2,206, as compared to current assets and total assets of $1,035 at December 31, 1995; current liabilities and total liabilities of $8,690, as compared to current liabilities and total liabilities of $5,000 at December 31, 1995; and a stockholders deficiency of $6,484 at March 31, 1996, as compared with a stockholders deficiency of $3,965 as of December 31, 1995. The increase in assets was the result of additional loans made to the Company by certain stockholders during the quarter.


Liquidity

     Since the Company's operating expenses, in management's opinion, will be minimal until the Company is able to engage in meaningful operations, the Company does not anticipate a liquidity deficiency. The Company has no present commitment that is likely to result in its liquidity increasing or decreasing in any material way. In addition, the Company knows of no trend, additional demand, event or uncertainty that will result in, or that are reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way.

Capital Resources

     The Company has no material commitments for capital expenditures. The Company knows of no material trends, favorable or unfavorable, in the Registrant's capital resources. The Company has no outstanding credit lines or credit commitments in place and has no current need for financial credit.


Results of Operations

     The Company did not report any revenues for the three months ended March 31, 1996. During the quarter ended March 31, 1996, the Company reported general and administrative expenses of $3,829. During the period, the Company did not engage in any meaningful operations.

     Registrant knows of no trends or uncertainties that had, or that the Company reasonably expects will have, a materially favorable or unfavorable impact on net sales or revenues or income from continuing operations. Moreover, Registrant knows of no events that will cause a material change in the relationship between its costs and revenues. The Company's income has been unaffected by inflation.

                            PART II


Item 1 - LEGAL PROCEEDINGS

         No legal proceedings are currently pending or to, the knowledge of management, threatened against the Company.

Item 2 - CHANGES IN SECURITIES

         Not applicable.

Item 3 - DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         During the current reporting period, the holders of a majority of the outstanding shares of the Company, by written consent, took the actions described in Item 6(b) below.

Item 5 - OTHER INFORMATION

         Not applicable.

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) There are no exhibits required to be filed for the period covered by this Report.

         (b) On April 22, 1996, the Company filed a report on Form 8-K reporting as Item 1 and 5 that the Company, among other things, completed the change of its state of incorporation from Florida to Delaware, and that on April 30, 1996 (the Record Date and the Effective Date), the Company would effect a one-for -twenty (1-for-20) reverse stock split of the shares of the Company's Common Stock.

                            SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   THE ROTHCHILD COMPANIES, INC.



Date:  May 10, 1996             By: /s/ Norman H. Becker
                                   Norman H. Becker, President