Form 10-Q
period 1996-09-30
FREMONT GOLD CORP
filed 1996-11-15
CIK 99680

                                    Form 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996



                        COMMISSION FILE NUMBER 33-0773-A



                            FREMONT GOLD CORPORATION
             (Exact name of registrant as specified in its charter)




      Delaware                                                        65-0110447
      (State or other jurisdiction of          (IRS Employer Identification No.)
      incorporation or organization)




      2000 - 777 Hornby Street
      Vancouver, British Columbia, Canada                         V6Z 1S4
      (Address of principal executive offices)                  (Zip Code)


       Registrant's telephone number, including area code: (604) 682-4606



         (Former name and former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X              No
                             ---                ---

There were 6,060,000 shares of the Company's Common Stock, $.001 par value per share, issued and outstanding at October 31, 1996.

                            FREMONT GOLD CORPORATION

                                      INDEX

PART I   FINANCIAL INFORMATION                                                  Page No.
         ---------------------                                                  --------
         Item 1.  Financial Statements

                  Balance Sheets - September 30, 1996 and December 31, 1995         4

                  Statements of Operations
                     Quarters ended September 30, 1996 and 1995
                     Nine Months Ended September 30, 1996 and 1995                  5

                  Statement of Changes in Financial Position -
                     Quarters ended September 30, 1996 and 1995
                     Nine Months Ended September 30, 1996 and 1995                  6

                  Notes to Financial Statements                                  7-14

         Item 2.  Management Discussion and Analysis of Results of
                     Operations and Financial Condition                         15-16

PART II           OTHER INFORMATION

                  Item 1.  Legal Proceedings                                       17

                  Item 2.  Changes in Securities                                   17

                  Item 3.  Defaults Upon Senior Securities

                  Item 4.  Submission of Matters to Vote of Security-Holders       17

                  Item 5.  Other Information                                       17

                  Item 6.  Exhibits and Reports on Form 8-K                        17

SIGNATURES                                                                         18

                            FREMONT GOLD CORPORATION

                         PART I - FINANCIAL INFORMATION

ITEM 1.           Financial Statements

                            FREMONT GOLD CORPORATION
                                  BALANCE SHEET

                         ASSETS
                                                            SEPTEMBER 30, 1996   DECEMBER 31,
                                                               (unaudited)           1995
                                                            ---------------------------------
CURRENT ASSETS:
     Cash                                                      $   752,233        $   1,035
     Accounts receivable                                            17,626               --
                                                               ----------------------------
                                                                   769,859            1,035
     Investment in mineral properties (Note 2)                     386,708               --
     Property, plant and equipment (net depreciation)               10,724               --
                                                               ----------------------------
                                            TOTAL ASSETS       $ 1,167,291        $   1,035
                                                               ============================

     LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                     $    38,171        $      --
     Due to related parties (Note 3)                               322,635               --
     Notes payable (Note 4)                                        740,000            5,000
                                                               ----------------------------
                               Total Current Liabilities         1,100,806            5,000

Minority interest                                                    2,435               --

STOCKHOLDERS' EQUITY (DEFICIENCY):
     Common stock $.001 par value; 20,000,000
authorized; 6,060,000 and 1,000,000 issued and
outstanding at September 30, 1996 and December 31,
1995 respectively (Note 6)                                          25,060           20,000
    Additional paid-in capital                                     818,040          471,100
    Accumulated deficit                                           (779,050)        (495,065)
                                                               ----------------------------
                 Total Stockholders' Equity (Deficiency)            64,050           (3,965)

                                                               ----------------------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)       $ 1,167,291        $   1,035
                                                               ============================




See accompanying notes to financial statements.

                            FREMONT GOLD CORPORATION
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                    SEPTEMBER 30,                        SEPTEMBER 30,
                                              1996               1995               1996               1995
                                          --------------------------------------------------------------------
REVENUES:
     Net sales                            $        --        $        --        $        --        $        --
     Interest income                            2,100                 --              2,151                 --
                                          --------------------------------------------------------------------
                                                2,100                 --              2,151                 --


GENERAL AND ADMINISTRATIVE EXPENSES
     Consulting                           $    53,332        $        --        $   157,760        $        --
     Depreciation                                 308                 --                308                 --
     Foreign exchange                           8,203                 --              8,203                 --
     Legal & accounting                        34,582                350             45,344              4,307
     Office                                    41,762                530             42,104              1,475
     Shareholder information                    3,331                 --              6,325                367
     Transfer agent & filing fees                 250                750              3,034              2,459
      Travel & public relations                19,941                 --             23,058                 --
                                          --------------------------------------------------------------------
                                              161,709              1,630            286,136              8,608
                                          --------------------------------------------------------------------
Net Loss                                  $  (159,609)       $    (1,630)       $  (283,985)       $    (8,608)
                                          ====================================================================


Weighted average number of
shares outstanding                          2,010,870          1,000,000          1,340,659          1,000,000
                                          ====================================================================

Net loss per common share                 $     (.080)       $     (.002)       $     (.212)       $     (.009)
                                          ====================================================================




See accompanying notes to financial statements.

                            FREMONT GOLD CORPORATION
                   STATEMENT OF CHANGES IN FINANCIAL POSITION
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                   SEPTEMBER 30,                      SEPTEMBER 30,
                                                1996           1995               1996           1995
                                             ----------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period                      $(159,609)       $(1,630)       $  (283,985)       $(8,608)

Adjustments to reconcile net loss to
net cash used in operating activities:
     Non-cash expenditure -
depreciation                                       308             --                308             --
     Increase (decrease) in
        Accounts receivable                    107,461             --            (17,626)            --
        Accounts payable                        31,224             --             38,171             --
        Loans payable                          122,635             --            317,635          5,000
                                             ----------------------------------------------------------
Net cash flow from operating
activities                                     102,019         (1,630)            54,503         (3,608)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of shares for cash and
subscription deposits                          340,000             --            340,000             --
     Issuance of shares for debt                    --             --             12,000             --
     Share subscription deposits              (135,148)            --                 --             --
     Issuance of Notes (Note 4)                740,000             --            740,000             --
                                             ----------------------------------------------------------
Net cash flow from financing
activities                                     944,852             --          1,092,000             --

CASH FLOW FROM INVESTMENT ACTIVITIES:
     Investment in mineral properties         (384,272)            --           (384,272)            --
     Investment in property, plant &
equipment                                      (11,032)            --            (11,032)            --
                                             ----------------------------------------------------------
Net cash flow from investing
activities                                    (395,304)            --           (395,304)            --



                                             ----------------------------------------------------------
Net increase (decrease) in cash                651,567         (1,630)           751,199         (3,608)

Cash and cash equivalents, beginning
of period                                      100,666          3,919              1,034          5,897
                                             ----------------------------------------------------------

Cash and cash equivalents, end of
period                                       $ 752,233        $ 2,289        $   752,233        $ 2,289
                                             ==========================================================

See accompanying notes to financial statements.

                            FREMONT GOLD CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)


1.     THE COMPANY AND BASIS OF PRESENTATION

History and Prior Activities

         Fremont Gold Corporation (the "Company") was incorporated under the laws of the State of Florida as Tri-Way Industries, Inc. on June 27, 1986, for the purpose of seeking, investigating and acquiring business opportunities. The Company did not engage in any meaningful operations until on or about November 22, 1989, at which time the Company acquired the Rothchild Group, Inc., at which time it changed its name to The Rothchild Companies, Inc.

         Until mid-1993, the Company, through its wholly-owned subsidiary, The Rothchild Group, Inc., operated as a full service advertising agency engaged in the advertising, marketing and public relations agency business. On October 20, 1993, however, the Company's subsidiary, The Rothchild Group, Inc., filed bankruptcy protection under Chapter 7 of the U.S. Bankruptcy Code in the Bankruptcy Court for the Southern District of Florida. Other than the business operation of the Rothchild Group, Inc., the Company was not engaged in any other meaningful commercial activities until the acquisition of control by Laminco Resources, Inc., more fully discussed below.

         On July 12, 1994, an investment group ("Investment Group") completed the purchase of an aggregate of 315,598 shares of the Company's Common Stock representing approximately 60% of the Company's issued and outstanding Common Stock as of the date of the acquisition. In addition the Investment Group provided sufficient funds in the form of loans to insure the Company's viability and permit the Company to pursue a possible business combination, merger or similar transaction. These loans were subsequently converted into 419,656 shares of Common Stock of the Company on December 30, 1994.

         On April 8, 1996, the Company completed the transfer of its state of incorporation from Florida to Delaware. Accordingly, the Company is now a Delaware corporation.

         On April 15, 1996, the board of directors of the Company and holders of a majority of the outstanding Common Stock of the Company authorized the Company, by written consent, to take a series of actions related to its authorized and outstanding Common Stock. These actions included a one-for-twenty (1-for-20) reverse stock split of the Company's Common Stock, pursuant to which each twenty (20) shares of the Company's Common Stock outstanding immediately prior to April 30, 1996 was converted into one (1) share of the Company's Common Stock. In connection with the reverse split the Company maintained the par value of its Common Stock at $.001 par value per share, and the total number of shares of Common Stock authorized to be issued by the Company remained unchanged at 20,000,000 shares. The number of issued and outstanding shares of the Company's Common Stock after the reverse split was 1,000,000 shares. All references to shares of Common Stock herein have been adjusted to reflect this reverse split.

         In May 1996, the Company's Board of Directors approved a private placement of 1,000,000 shares of Common Stock at an offering price of $.20 aggregating $200,000 to the Company. This private placement was closed on July 30, 1996.

         On June 4, 1996, Laminco Resources, Inc. ("Laiminco") completed the purchase of an aggregate of 600,000 of the Company's Common Stock representing approximately 60% of the Company's issued and outstanding Common Stock as of the date of the acquisition. These shares were purchased from the

Investment Group. In connection with the completion of the share acquisition by Laminco, the Company's board of directors and management was reconstituted and the Company implement a new business plan discussed hereinafter under "Current Business Operations".

         On June 4, 1996, and June 20, 1996, Laminco advanced the Company an aggregate amount of $200,000 pursuant to a loan agreement. In consideration of these loans, the Company granted Laminco warrants to purchase 400,000 shares of the Company's Common Stock at a purchase price of $1.00 for a period of two (2) years. In addition, the Company granted Laminco certain rights to participate in all future financing completed by the Company on the same terms offered third parties. In August 1996 and October, 1996, payments of $100,000 and $100,000 respectively were made to Laminco.

         On June 20, 1996, the Company advanced Flagship Holding Ltd. ("FHL"), a Barbados corporation which owns 99% of Inversiones Mineras Ayl S.A. ("IMSA"), a Chilean corporation which owns exploration mineral property interests, $125,000 pursuant to a loan agreement. In consideration of this loan the Company was issued 125,000 shares of FHL's common stock.

         On June 30, 1996, the Company entered into a Letter of Intent to acquire Flagship Holding, Inc.

         On July 25, 1996, the Board of Directors of the Company and holders of a majority of the outstanding shares of the common stock of the Company, authorized the Company, by written consent, to take a series of actions. These actions included: i) The Change Of Corporate Name to Fremont Gold Corporation to better reflect the proposed business of the Company, ii) The Adoption of Amended and Restated Certificate of Incorporation, iii) Adoption of Stock Option Plan to allow the Company to attract and retain the best available personnel for positions of responsibility within the Company and to provide additional incentive to employees of the Company in order to promote the success of the Company's business; and iv) Make Certain Management and Director Changes, Expansion of the Board of Directors and Formation of Compensation and Audit Committees.

         On July 31, 1996, the Board of Directors of the Company and holders of a majority of the outstanding shares of the common stock of the Company, authorized the Company, by written consent, to acquired 100% of FHL stock not previously owned by the Company. The Company completed this acquisition in consideration of the exchange of 3,560,000 shares of its Common Stock pursuant to exemptions from registration, of these 614,000 were issued by FHL under Rule 701 of the Securities Act and subsequently exchanged for the Company's shares, and accordingly are "Restricted Shares", as the term is defined in Rule 144 and 2,946,000 shares were issued pursuant to Regulation S Rule 903 and transfer of these securities is prohibited except in accordance with the provision of Regulation S. Michael J. Hopley, a director, president and chief executive officer of the Company, and David Shaw, a director of the Company, received 418,000 and 372,000 shares, respectively, of the Company's Common Stock in the exchange.

         On July 30, 1996, the Company completed a private placement of 500,000 shares of its Common Stock to Laminco in consideration of $140,000.

         On August 1, 1996, Mr. David Alexander resigned as a director, treasurer and chief financial officer of the Company. Replacing Mr. Alexander, Edward M. Topham was appointed vice president, treasurer and chief financial officer of the Company.

         On August 21, 1996, the Company commenced an offering of $1,800,000 principal amount of 10.5% Series A Senior Convertible Notes ("Series A Notes"). On September 30, 1996 the Company had accepted subscriptions totaling $740,000. In October the Company completed the offering of Series A Notes and accepted subscriptions aggregating $1,800,000. Each Series A Note is convertible, at the option of the Holder into Equity Units at any time after the Issue Date prior to the close on the Maturity Date at the rate of $.50 per Equity Unit. Each Equity Unit is composed of one share of the Company's Common Stock, par value $.001 per share, and one Redeemable Common Stock Purchase Warrant ("Warrant").

The Warrant is exercisable to purchase one share of Common Stock at the greater of $1.50 or 75% of the ten day average closing prices, as quoted on the NASDAQ Bulletin Board, immediately preceding the notice of exercise. The Warrants issued in connection with the conversion of the Series A Notes as a component of the Equity Unit will be redeemable by the Company beginning January 1, 1997, upon 15 days notice to the Warrant holder, at a redemption price of $.10 per warrant. The Holders of the Series A Notes, Warrants or Common Stock issued to Holders without an effective Registration Statement under the Securities Act of 1933, as amended, ("Act") shall have the right, at any time, to join with the Company to register the Common Stock and the Common Stock underlying the Series A Notes and Warrants in any Registration Statement under the Act filed by the Company with the Securities and Exchange Commission. The Company anticipates filing a Registration Statement on Form S-B with the Securities and Exchange Commission during the fourth quarter of 1996. Such Registration Statement will include the Common Stock underlying the Series A Notes and Warrants. Each purchaser of the Series A Notes, as a condition precedent to his, her or its conversion into Equity Units, must enter into a Voluntary Stock Pooling Agreement ("Pooling Agreement"). See Note 4 "Notes Payable" for a description of the Pooling Agreement.

         In August 1996, the Company's indirectly owned Chilean operating subsidiary changed its name from Inversiones Mineras Ayl S. A. to Minera Fremont Gold Chile S.A.

Current Business Operations

         The Company is engaged in the acquisition, exploration and development of mineral properties, primarily gold and copper properties located in Latin America.

         Subsequent to its July 31, 1996, acquisition of FHL, the Company's principal mineral property interests consists of three (one gold, one gold-copper and one copper-gold-silver) exploration properties located along the historically productive Atacama Fault System in Chile. The Resguardo Property, the Los Leones Property and the Remolino Property interests are currently held through existing leases and purchase options. See Note 2 "Mineral Properties" for a description of the lease and purchase options. The Company's mineral property interests are held by a Chilean operating company, Minera Fremont Gold Chile S.A., a Chilean corporation, a 99% subsidiary of its wholly owned subsidiary Flagship Holding Ltd., a Barbados corporation. Unless otherwise indicated, the term "Company" means collectively Fremont Gold Corporation, Flagship Holding Ltd and Minera Fremont Gold Chile S.A.

         The Company is continuously assessing new opportunities for the acquisition of properties with the potential to be significant gold and copper producers through its extensive knowledge and contacts in Latin America, garnered from the over 100 years of collective exploration experience of the Company's principals.

         The Resguardo Property covers an area of over 4,000 hectares (10,000 acres) along 6 kilometers of the highly productive Atacama Fault System of northern Chile. The property is on the same structural trend and about 10 kilometers south of the Mantoverde Mine operated by the Anglo-American company. The property is accessible by road, approximately 100 km from Copiapo, a town with a population of about 150,000. A series of surface mine workings and recent surface sampling by the Company indicate extensive gold mineralization.

         The Los Leones Property covers an area of approximately 6,000 hectares (15,000 acres) along highly productive Atacama Fault System of central Chile. Cambior Chile S.A. ("Cambior"), the previous owner, has conducted exploration work on the property since April 1994, and has defined extensive areas of copper and gold mineralization. The property is accessible by road, approximately 25 km from Combarbala, a town with a population of about 30,000.

         The Remolino Property covers an area of approximately 1,200 hectares (3,000 acres) along the highly productive Atacama Fault System of central Chile. Local small miners are currently active on the property exploiting a series of high grade vein structures and Cambior, the previous owner, has conducted exploration work on the property since mid-1994. This activity has shown the potential for high grade polymetallic deposits and low grade, bulk tonnage polymetallic deposits of copper-gold-silver. The property is accessible by road, approximately 45 minutes from Illapel and 3 1/2 hours from the capital city of Santiago.

         In August 1996, the Company commenced an exploration program consisting of air photo interpretation, geological mapping, geophysical surveys, sampling, trenching and limited core drill holes, primarily over obvious mineralized areas, concentrating on identifying the controlling structures and the interrelationships between the base and precious metals in the systems.

         The Company's registered office and headquarters is 777 Hornby Street, Suite 2000, Vancouver, British Columbia V6Z 1S4, its telephone number is 604-682-4606. While its headquarters are in Vancouver, the Company has established an office in Santiago, Chile from which its Chilean exploration activities are directed.

Fair Presentation

        The balance sheet as of September 30, 1996, the statement of operations for the three months and six months ended September 30, 1996 and 1995, and the statement of changes in financial position for the three months and six months ended September 30, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations at September 30, 1996, and for all periods presented have been made.

        The unaudited financial statements are based on certain estimates and are presently subject to year-end adjustments. The operations for the three months and six months ended September 30, 1996 are not necessarily indicative of the results of operations to be expected for the Company's fiscal year.

        The financial statements as of December 31, 1995 have been derived from audited financial statements.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto as of December 31, 1995, and the year then ended.

2.       MINERAL PROPERTIES

         a) Accumulated costs in respect to the Company's interest in mineral claims under option consist of the following:

                          BALANCE      EXPENDITURES    WRITTEN OFF      BALANCE
                          JUNE 14,        DURING         DURING      SEPTEMBER 30,
      PROPERTY              1996          PERIOD         PERIOD          1996
----------------------------------------------------------------------------------
Resguardo Property        $     --       $345,652       $     --       $355,652
Remolino Property         $     --         15,000             --         15,000
Los Leones Property             --         26,056             --         26,056
                          -----------------------------------------------------
                          $     --       $386,708       $     --       $386,708
                          =====================================================

Remolino Property

         On June 17, 1996, the Company entered into a mining option. Under the terms of the agreement, the Company shall pay a total consideration of $105,000 plus all costs to keep the property in good standing. The $105,000 is payable $15,000 upon execution of the mining option; $15,000 in 6 months; $25,000 on the first anniversary of the mining option; and $50,000 on the second anniversary of the mining option. Additional option payments totaling $135,000 as follows:
$10,000 upon execution of the mining option; $20,000 on September 10, 1996; $50,000 on December 10, 1996; and $55,000 on March 10, 1997. A net smelter royalty of 3% must be paid to a maximum of $5 million if the property commences commercial production.

Los Leones Property

         On June 17, 1996, the Company entered into a mining option. Under the terms of the agreement, the Company shall pay a total consideration of $100,000 plus all costs to keep the property in good standing. The $100,000 is payable $10,000 upon execution of the mining option; $15,000 in 6 months; $25,000 on the first anniversary of the mining option; and $50,000 on the second anniversary of the mining option. A net smelter royalty of 3% must be paid to a maximum of $5 million if the property commences commercial production.

Resguardo Property

         On July 17, 1996, the Company entered into a 99 year Lease Agreement on a Chilean property known as the Resguardo Property. Lease payments are as follows: $75,000 upon execution of the Lease Agreement; $60,000 payable on each of the lease's first and second anniversary; and $80,000 payable on the lease's third anniversary. The Company has the exclusive right to exploit, benefit, explore, develop and smelt minerals from the 10,000 acre property located on the Atacama Fault System of northern Chile. The owners retain a net smelter return production royalty, equal to 5% on gold and 2% on all other mineral production from the lease. Subsequent to the third anniversary of the lease, the Company must complete a feasibility study and obtain project financing to begin production on or before the seventh anniversary of the lease. No payments to the owners are required during this period. If production financing has not been obtained during this period, the Company must pay advance royalty payments that increase annually from $150,000 per year to $250,000 per year, of which the first payment may be credited to future net smelter return production royalty.


3.    DUE TO RELATED PARTIES

         On June 4, 1996, and June 20, 1996, Laminco, affiliate of the Company, advanced the Company an aggregate amount of $200,000 pursuant to a loan agreement. In consideration of these loans the Company granted Laminco warrants to purchase 400,000 shares of the Company's Common Stock at a purchase price of $1.00 for a period of two (2) years. In addition, the Company granted Laminco certain rights to participate in all future financing completed by the Company on the same terms offered third parties. These loans are repayable upon demand with an interest rate of 10%. In August 1996 and October 1996, payments of $100,000 and $100,000 respectively were made to Laminco.

         On June 14, 1996, the Company borrowed $60,847 from Edward M. Topham, an officer of the Company, pursuant to a Loan Agreement. This loan is repayable upon demand with interest accruing at 10%.

         In connection with the identification and acquisition of the Remolino, Los Leones and Resguardo properties, expenses totaling $138,650 were incurred by Mr. Roberto Partarrieu. The Company, in connection with the acquisition of these properties has agreed to reimburse Mr. Partarrieu. Mr. Partarrieu is an officer of Minera Fremont Gold Chile, S.A.

4.    NOTES PAYABLE

         On August 21, 1996, the Company commenced an offering of $1,800,000 principal amount of 10.5% Series A Senior Convertible Notes ("Series A Notes") pursuant to Regulation D of the Securities and Exchange Act of 1933, as amended. On September 30, 1996 the Company had accepted subscriptions totaling $740,000. In October 1996, the Company completed the offering of Series A Notes and accepted subscriptions aggregating $1,800,000. Each Series A Note is convertible, at the option of the Holder into Equity Units at any time after the Issue Date prior to the close on the Maturity Date at the rate of US$.50 per Equity Unit. Each Equity Unit is composed of one share of the Company's Common Stock, par value $.001 per share, and one Redeemable Common Stock Purchase Warrant ("Warrant"). The Warrant is exercisable to purchase one share of Common Stock at the greater of $1.50 or 75% of the ten day average closing prices, as quoted on the NASDAQ Bulletin Board, immediately preceding the notice of exercise. The Warrants issued in connection with the conversion of the Series A Notes as a component of the Equity Unit will be redeemable by the Company beginning January 1, 1997, upon 15 days notice to the Warrant holder, at a redemption price of $.10 per warrant. The Holders of the Series A Notes, Warrants or Common Stock issued to Holders without an effective Registration Statement under the Securities Act of 1933, as amended, ("Act") shall have the right, at any time, to join with the Company to register the Common Stock and the Common Stock underlying the Series A Notes and Warrants in any Registration Statement under the Act filed by the Company with the Securities and Exchange Commission. The Company anticipates filing a Registration Statement on Form S-B with the Securities and Exchange Commission during the fourth quarter of 1996. Such Registration Statement will include the Common Stock underlying the Series A Notes and Warrants. Each purchaser of the Series A Notes, as a condition precedent to his, her or its conversion into Equity Units, must enter into a Voluntary Stock Pooling Agreement ("Pooling Agreement"). Under the terms of the Pooling Agreement each recipient of Common Stock pursuant to conversion of the Series A Notes will severally agree with the Company, the Trustee (as defined in the Pooling Agreement) and each with the other, that they will deliver or cause to be delivered to the Trustee certificates representing their respective shares of Common Stock received in the conversion. The shares of Common Stock issuable upon exercise of the Warrants will not be subject to the Pooling Agreement. Pursuant to the Pooling Agreement the Trustee shall hold all certificates subject to release , on a pro-rata basis, as set forth below:

           PRO-RATA SHARES OF COMMON STOCK              RELEASE DATE
           -------------------------------              ------------
           25% of Common Stock purchased                April 1, 1997
           25% of Common Stock purchased                July 1, 1997
           25% of Common Stock purchased                October 1, 1997
           the balance of Common Stock purchased        January 1, 1998


5.    INCOME TAXES

         At December 31, 1995, the Company has net operating tax loss carryforwards, amounting to approximately $405,771. The losses expire at various intervals through the year 2010. No deferred tax benefit has been recorded due to the uncertainty of the Company realizing these benefits through profitable operation in the future.

6.    COMMON STOCK

         On April 15, 1996, the board of directors of the Company and holders of a majority of the outstanding Common Stock of the Company authorized the Company, by written consent, to take a series of actions related to its authorized and outstanding Common Stock. These actions included a one-for-twenty (1-for-20) reverse stock split of the Company's Common Stock, pursuant to which each twenty (20) shares of the Company's Common Stock outstanding immediately prior to April 30, 1996 was converted into one (1) share of the Company's Common Stock. In connection with the reverse split the Company maintained the par value of its Common Stock at $.001 par value per share, and the total number of shares of Common Stock authorized to be issued by the Company remained unchanged at 20,000,000 shares. The number of issued and outstanding shares of the Company's Common Stock after the reverse split was 1,000,000 shares. All references to shares of Common Stock herein have been adjusted to reflect this reverse split.

         In May 1996, the Company's Board of Directors approved a private placement of 1,000,000 shares of Common Stock at an offering price of $.20 aggregating $200,000 to the Company. This private placement was closed on July 30, 1996.

         On July 31, 1996, the Board of Directors of the Company and holders of a majority of the outstanding shares of the common stock of the Company, authorized the Company, by written consent, to acquired 100% of FHL stock not previously owned by the Company. The Company completed this acquisition in consideration of the exchange of 3,560,000 shares of its Common Stock. Michael
J. Hopley, a director, president and chief executive officer of the Company, and David Shaw, a director of the Company, received 418,000 and 372,000 shares, respectively, of the Company's Common Stock in the exchange.

         On July 30, 1996, the Company completed a private placement of 500,000 shares of its Common Stock to Laminco in consideration of $140,000.

                                                                                             Additional Paid in
                                                   Number of Shares  Par Value of Shares           Capital
                                                   ------------------------------------------------------------
As at December 31, 1995                                   1,000,000              $20,000              $ 471,100
June 6, 1996 forgiveness of debt                                                                         12,000
                                                          -----------------------------------------------------
As at June 30, 1996                                       1,000,000               20,000                483,100
July 30, 1996 private placement                             500,000                  500                139,500
July 30, 1996 private placement                           1,000,000                1,000                199,000
July 31, 1996 acquisition of Flagship
Holding Ltd.                                              3,560,000                3,560                 (3,559)
                                                          -----------------------------------------------------
As at September 30, 1996                                  6,060,000              $25,060              $ 818,041
                                                          =====================================================



7.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         These consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles as applied in the United States.

         a) Income and loss per share -- Income and loss per share is computed by dividing the net income or loss by the weighted average number of common shares outstanding during the applicable period.

         b) Principles of Consolidation -- The consolidated statements include the accounts of the Company and its 100% owned subsidiary, Flagship Holding Ltd. for the period presented.

         c) Mineral Properties -- The Company capitalizes the cost of acquiring mineral claims and exploration costs which are directly related to specific mineral claims until such time as the extent of mineralization has been determined and the mineral claims are either developed, abandoned or allowed to lapse.

         d) Foreign Currency Translation -- Transactions recorded in Chilean pesos and Barbados pounds are translated as follows:

                  i) Monetary assets and liabilities at the rate prevailing at the balance sheet date.

                  ii)  Non-monetary assets and liabilities at historic rates.

                  iii) Income and expenses at the average rate in effect during the year.

                  Exchange gains or losses are recorded in the consolidated statement of loss and deficit.

                            FREMONT GOLD CORPORATION


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The analysis of Fremont Gold Corporation (the "Company") financial condition, liquidity and capital resources, and results of operations should be viewed in conjunction with the accompanying financial statements, including the notes thereto.

FINANCIAL CONDITION

         At September 30, 1996, the Company had current assets and total assets of $769,859, as compared to current assets and total assets of $1,035 at December 31, 1995. The increase at September 30, 1996, reflects cash balances of $752,233 and an account receivable of $17,859. At September 30, 1996, the Company had current liabilities and total liabilities of $1,100,806, as compared to current liabilities and total liabilities of $5,000 at December 31, 1995. The increase at September 30, 1996 is comprised of i) $740,000 in subscriptions received in connection with a placement of $1,800,000 principal amount of Series A Notes, and $322,635 due to related parties. At September 30, 1996 the Company has a net worth of $64,050, as compared to a net worth ($3,965) at December 31, 1995. The increase in net worth was a result of a private placements of the Company's Common Stock in consideration of $340,000.

RESULTS OF OPERATIONS

         The Company had a loss during the third quarter ended September 30, 1996, of $159,609 or $.08 per share, as compared to a loss of $1,630 or $.002 per share, during the third quarter ended September 30, 1995. For the nine months ended September 30, 1996 the Company's loss was $283,985 or $.21 per share, as compare to a loss of $8,608 or $.009 per share during the nine months ended September 30, 1995.

         The increase in losses for the three months and nine months ended September 30, 1996, of $157,979 and $275,377 respectively, was primarily due to a $100,000 consulting fee paid in connection with a change in control of the company and $53,332 consulting fees paid for geological and administrative services. The balance of the losses are attributed to $45,344 professional fees charged in connection with the change in control and acquisition of Flagship Holding Ltd and general and administrative costs of implementing the Company's new business plan.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended September 30, 1996, the Company's working capital deficiency increased from $3,965 to $330,947. The increase is primarily attributed to $740,000 principal amount of Series A Notes and $322,635 due to related parties.

         The Company anticipates the expenditure of $500,000 in connection with phase-I exploration costs at its Resguardo, Los Leones and Remolino properties. In addition the Company anticipates making human resource commitments in technical and administrative personnel. Additional working capital will be needed to meet the Company's general and administrative needs as it implements its business plan.

         The Company anticipates filing a Registration Statement on Form S-B with the Securities and Exchange Commission during the fourth quarter of 1996. Upon approval of the Company's Registration Statement, it is anticipated the all of the Series A Notes will be converted in to shares of its Common Stock and Common Stock Purchase Warrants. The Company further anticipates exercising its right to extend the due date of the Series A Notes until March 1, 1997. If all of the Warrants underlying the Equity Units received by the Series A Note holders upon conversion are exercised, the Company will receive minimum net proceeds of $5,400,000.

                            FREMONT GOLD CORPORATION


PART II  - OTHER INFORMATION


Item 1   -  Legal Proceeding

                  No legal proceedings are currently pending or to, the knowledge of management, threatened against the Company.

Item 2 - Changes In Securities

                  Not applicable

Item 3 - Defaults Upon Senior Securities

                  Not applicable

Item 4 - Submission Of Matters To A Vote Of Security-Holders

                  During the current reporting period, the holders of a majority of the outstanding shares of the Company, by written consent, took the actions described in Item 6-b below.

Item 5 - Other Information

                  Not applicable

Item 6 - Exhibits And Reports On Form 8-K

                   a)     Exhibit table:

          EXHIBIT NUMBER                   DESCRIPTION OF EXHIBIT                   PAGE NUMBER
          --------------                   ----------------------                   -----------
               10.1                  Form of 10.5% Series A                              *
                                     Convertible Note

                                                       * Filed Herewith

      b) Reports on Form 8-K

              CURRENT REPORT ON FORM 8-K DATED JULY 29, 1996 (announcing i) The Change Of Corporate Name to Fremont Gold Corporation, ii) Adoption of Amended and Restated Certificate of Incorporation, iii) Adoption of Stock Option Plan, iv) Management and Director Changes, Expansion of the Board of Directors and Formation of Compensation and Audit Committees, and v) the Company's acquisition of 100% of FHL stock.)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Commission Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             FREMONT GOLD CORPORATION

DATE: NOVEMBER 14, 1996

                                             By:/S/ Michael J. Hopley
                                                --------------------------------
                                                    Michael J. Hopley, President