Form 10-Q/A
period 1996-09-30
FREMONT GOLD CORP
filed 1997-03-11
CIK 99680

                                   Form 10-Q/A

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996



                        COMMISSION FILE NUMBER 33-07773-A


                            FREMONT GOLD CORPORATION
             (Exact name of registrant as specified in its charter)



                 Delaware                             65-0110447
      (State or other jurisdiction of      (IRS Employer Identification No.)
      incorporation or organization)



777 Hornby Street, Suite 2000
Vancouver, British Columbia, Canada                     V6Z 1S4
(Address of principal executive offices)              (Zip Code)


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

There were 6,060,000 shares of the Company's Common Stock, $.001 par value per share, issued and outstanding at February 28, 1997.

                            FREMONT GOLD CORPORATION

                                      INDEX

PART I   FINANCIAL INFORMATION                                         Page No.

         Item 1. Financial Statements

                 Consolidated Balance Sheets
                   September 30, 1996 and December 31, 1995             4

                 Consolidated Statements of Operations
                   Nine Months ended September  30, 1996 and 1995       5

                 Consolidated Statements of Cash Flows
                   Nine Months ended September 30, 1996 and 1995        6

                 Notes to Financial Statements                          7-15

SIGNATURES

                            FREMONT GOLD CORPORATION


                         PART I - FINANCIAL INFORMATION

ITEM 1.                    Financial Statements

                           UNAUDITED

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Commission Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        FREMONT GOLD CORPORATION


Date: March 10, 1997
                                        By: /S/ Edward M. Topham
                                            -----------------------
                                            Edward M. Topham,
                                            Chief Financial Officer

                            FREMONT GOLD CORPORATION
                           CONSOLIDATED BALANCE SHEET

ASSETS
                                                                             September 30, 1996     December 31, 1995
                                                                                (unaudited)
                                                                           ----------------------   -----------------
CURRENT ASSETS:
     Cash                                                                        $   752,233          $   1,035
     Accounts receivable                                                              17,626               --
                                                                                 -----------          ---------
                                                                                     769,859              1,035

     Investment in mineral properties (Note 2)                                       413,594               --

     Property, plant and equipment (net of depreciation)                              10,725               --

TOTAL ASSETS                                                                     $ 1,194,178          $   1,035
                                                                                 ===========          =========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)


CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                                    $    38,171          $    --
     Due to related parties (Note 3)                                                 322,635               --
     Loans payable                                                                      --                5,000
     Notes payable (Note 4)                                                          740,000               --
                                                                                 -----------          ---------
Total Current Liabilities                                                          1,100,806              5,000

Minority interest                                                                      2,500                  0

STOCKHOLDERS' EQUITY (DEFICIENCY):
    Common stock $.001 par value; 20,000,000 authorized; 1,000,000 and 6,060,000 issued and outstanding at December 31, 1995 and September 30, 1996 respectively
(Note 6)                                                                              48,386             20,000
     Additional paid-in capital                                                      821,600            471,000
     Accumulated deficit                                                            (779,114)          (495,065)
                                                                                 -----------          ---------
Total Stockholders' Equity (Deficiency)                                               90,872             (3,965)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIENCY)                                                                     $ 1,194,178          $   1,035
                                                                                 ===========          =========


 See accompanying notes to consolidated financial statements.

                            FREMONT GOLD CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                      Nine Months Ended       Nine Months Ended
                                      September 30, 1996      September 30, 1995
                                     --------------------    --------------------
REVENUES:
     Net sales                          $      --               $      --
     Interest income                          2,152                    --
                                        -----------             -----------
                                              2,152                    --




GENERAL AND ADMINISTRATIVE EXPENSES

     Consulting                         $   157,760             $      --
     Depreciation                               308                    --
     Foreign exchange                         8,267                    --
     Legal & accounting                      45,344                    --
     Office                                  42,104                   8,608
     Shareholder information                  6,325                    --
     Transfer agent & filing fees             3,034                    --
     Travel & public relations               23,059                    --
                                        -----------             -----------
                                            286,201                   8,608

Net Loss                                $  (284,049)            $    (8,608)
                                        ===========             ===========


Weighted average number of shares
outstanding                               2,534,872               1,000,000
                                        ===========             ===========

Net loss per common share               $      (.11)            $      (.01)
                                        ===========             ===========



 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            FREMONT GOLD CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                             Nine Months Ended       Nine Months Ended
                                             September 30, 1996      September 30, 1995
                                             ------------------      ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss for the period                       $  (284,049)                $(8,608)

Adjustments to reconcile net loss to net
cash used in operating activities:
     Non-cash expenditure - depreciation              308                    --
     Increase (decrease) in
        Accounts receivable                       (17,626)                   --
        Accounts payable                           38,171                    --
Net cash flow from operating activities          (263,196)                 (8,608)

CASH FLOWS FROM FINANCING
ACTIVITIES:
  Issuance of shares for cash and
    subscription deposits                         340,000                    --
     Due to related parties                       322,635                    --
     Loans payable                                 (5,000)                  5,000
     Forgiveness of debt                           12,000                    --
     Issuance of Notes (Note 4)                   740,000                    --
                                              -----------                 -------
Net cash flow from financing activities         1,409,635                   5,000

CASH FLOW FROM INVESTMENT
ACTIVITIES:
     Investment in mineral properties            (413,594)                   --
     Acquisition of Flagship Holding Ltd.          26,886                    --
     Minority interest                              2,500                    --
     Investment in property, plant &
        equipment                                 (11,033)                   --
                                              -----------                 -------
Net cash flow from investing activities          (395,241)                   --


Net increase (decrease) in cash                   751,198                  (3,608)

Cash and cash equivalents, beginning of
period                                              1,035                   5,897
                                              -----------                 -------

Cash and cash equivalents, end of period
                                              $   752,233                 $ 2,289
                                              ===========                 =======



 See accompanying notes to consolidated financial statements.

                            FREMONT GOLD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)

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

         On June 4, 1996, Laminco Resources, Inc. ("Laminco") completed the purchase of an aggregate of 600,000 of the Company's Common Stock representing approximately 60% of the Company's issued and outstanding Common Stock as of the date of the acquisition. These shares were purchased from the Investment Group. In connection with the completion of the share acquisition by Laminco, the Company's board of directors and management was reconstituted and the Company implemented a new business plan discussed hereinafter under "Current Business Operations".

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

         On July 31, 1996, the Board of Directors of the Company and holders of a majority of the outstanding shares of the common stock of the Company, authorized the Company, by written consent, to acquired 100% of FHL stock not previously owned by the Company. The Company completed this acquisition in consideration of the exchange of 3,560,000 shares of its Common Stock pursuant to exemptions from registration, of these 614,000 were issued by FHL under Rule 701 of the Securities Act and subsequently exchanged for the Company's shares, and accordingly are "Restricted Shares", as the term is defined in Rule 144 and 2,946,000 shares were issued pursuant to Regulation S Rule 903 and transfer of these securities is prohibited except in accordance with the provision of Regulation S. Michael J. Hopley, a director, president and chief executive officer of the Company, David Shaw, a director of the Company, and Edward M. Topham, chief financial officer of the Company, received 418,000, 372,000 and 381,000 shares, respectively, of the Company's Common Stock in the exchange. The acquisition of FHL by the Company has been accounted for at historical cost in a manner similar to pooling of interest accounting.

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

         On August 21, 1996, the Company commenced an offering of $1,800,000 principal amount of 10.5% Series A Senior Convertible Notes ("Series A Notes"). On September 30, 1996 the Company had accepted subscriptions totaling $740,000. In December the Company completed the offering of Series A Notes and accepted subscriptions aggregating $1,800,000. Each Series A Note is convertible, at the option of the Holder into Equity Units at any time after the Issue Date prior to the close on the Maturity Date at the rate of $.50 per Equity Unit. Each Equity Unit is composed of one share of the Company's Common Stock, par value $.001 per share, and one Redeemable Common Stock Purchase Warrant ("Warrant"). The Warrant is exercisable to purchase one share of Common Stock at the greater of $1.50 or 75% of the ten day average closing prices, as quoted on the NASDAQ Bulletin Board, immediately preceding the notice of exercise. The Warrants issued in connection with the conversion of the Series A Notes as a component of the Equity Unit will be redeemable by the Company beginning January 1, 1997, upon 15 days notice to the Warrant holder, at a redemption price of $.10 per warrant. The Holders of the Series A Notes, Warrants or Common Stock issued to Holders without an effective Registration Statement under the Securities Act of 1933, as amended, ("Act") shall have the right, at any time, to join with the Company to register the Common Stock and the Common Stock underlying the Series A Notes and Warrants in any Registration Statement under the Act filed by the Company with the Securities and Exchange Commission. The Company anticipates filing a Registration Statement on Form S-B with the Securities and Exchange Commission during the fourth quarter of 1996. Such Registration Statement will include the Common Stock underlying the Series A Notes and Warrants. Each purchaser of the Series A Notes, as a condition precedent to his, her or its conversion into Equity Units, must enter into a Voluntary Stock Pooling Agreement ("Pooling Agreement"). See Note 4 "Notes Payable" for a description of the Pooling Agreement.

         On August 23, 1996, the Company's indirectly owned Chilean operating subsidiary changed its name from Inversiones Mineras Ayl S. A. to Minera Fremont Gold Chile S.A.

Current Business Operations

         The Company is engaged in the acquisition, exploration and development of mineral properties, primarily gold and copper properties located in Latin America.

         Subsequent to its July 31, 1996, acquisition of FHL, the Company's principal mineral property interests consists of three exploration properties located along the historically productive Atacama Fault System in Chile. The Resguardo Property, the Los Leones Property and the Remolino Property interests are currently held through existing leases and purchase options. See Note 2 "Mineral Properties" for a description of the lease and purchase options. The Company's mineral property interests are held by a Chilean operating company, Minera Fremont Gold Chile S.A., a Chilean corporation, a 99% subsidiary of its wholly owned subsidiary Flagship Holding Ltd., a Barbados corporation. Unless otherwise indicated, the term "Company" means collectively Fremont Gold Corporation, Flagship Holding, Ltd and Minera Fremont Gold Chile S.A.

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

Basis of Presentation

         The balance sheet as of September 30, 1996, the statement of operations for the nine months ended September 30, 1996 and September 30, 1995, and the statement of changes in financial position for the nine months ended September 30, 1996, and September 30, 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations at September 30, 1996, and for all periods presented have been made.

         The unaudited financial statements are based on certain estimates and are presently subject to year-end adjustments. The operations for the nine months ended September 30, 1996 are not necessarily indicative of the results of operations to be expected for the Company's fiscal year.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's December 31, 1995 audited financial statements and the June 30, 1996 audited financial statements of Flagship Holding Ltd.

Accounting Treatment of Flagship Holding Ltd. Acquisition

         Flagship Holding Ltd. ("FHL"), a Barbados corporation, was formed on June 14, 1996 to facilitate registration pursuant to Chilean Decree Law 600 to enable direct investment into Chile and acquire three mineral property interests through investment in Minera Fremont Gold Chile S.A. ("MFG") formerly Inversiones Mineras Ayl S.A., a Chilean corporation.

         Pursuant to a Share Purchase Agreement dated July 31, 1996, with an effective date of July 1, 1996, the Company acquired 100% of the issued and outstanding shares of FHL it did not previously own. The Company completed this acquisition in consideration of the exchange of 3,560,000 shares of its Common Stock.

         The Company has treated the acquisition of FHL as if it were an acquired business accounted for using the pooling of interests method. Accordingly, the statements of operations and cash flows for the nine months ended September 30, 1996 include the results of FHL from inception (June 14, 1996) to September 30, 1996. The effect of the acquisition of FHL on the number of shares and capital accounts of the Company is shown in note 6.

2.       MINERAL PROPERTIES

                  a) Accumulated costs in respect to the Company's interest in mineral claims under option consist of the following:

                                                                                     Balance
                               Balance         Expenditures      Written off      September 30,
Property                  January 1, 1996      during period    during period         1996
------------------------- ------------------ -----------------  -------------    ---------------
Resguardo Property           $   --            $372,538          $   --            $372,538

Remolino Property            $   --              15,000              --              15,000

Los Leones Property              --              26,056              --              26,056
                             $   --            $413,594          $   --            $413,594
                             ========          ========          ========          ========

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

4.       NOTES PAYABLE

         On August 21, 1996, the Company commenced an offering of $1,800,000 principal amount of 10.5% Series A Convertible Notes ("Series A Notes") pursuant to Section 4(2) of the Securities and Exchange Act of 1933, as amended. On September 30, 1996 the Company had accepted subscriptions totaling $740,000. In December 1996, the Company completed the offering of Series A Notes and accepted subscriptions aggregating $1,800,000. Each Series A Note is convertible, at the option of the Holder into Equity Units at any time after the Issue Date prior to the close on the Maturity Date at the rate of US$.50 per Equity Unit. Each Equity Unit is composed of one share of the Company's Common Stock, par value $.001 per share, and one Redeemable Common Stock Purchase Warrant ("Warrant"). The Warrant is exercisable to purchase one share of Common Stock at the greater of $1.50 or 75% of the ten day average closing prices, as quoted on the OTC Bulletin Board, immediately preceding the notice of exercise. The Warrants issued in connection with the conversion of the Series A Notes as a component of the Equity Unit will be redeemable by the Company beginning January 1, 1997, upon 15 days notice to the Warrant holder, at a redemption price of $.10 per warrant. The Holders of the Series A Notes, Warrants or Common Stock issued to Holders without an effective Registration Statement under the Securities Act of 1933, as amended, ("Act") shall have the right, at any time, to join with the Company to register the Common Stock and the Common Stock underlying the Series A Notes and Warrants in any Registration Statement under the Act filed by the Company with the Securities and Exchange Commission. The Company anticipates filing a Registration Statement on Form S-B with the Securities and Exchange Commission during the fourth quarter of 1996. Such Registration Statement will include the Common Stock underlying the Series A Notes and Warrants. Each purchaser of the Series A Notes, as a condition precedent to his, her or its conversion into Equity Units, must enter into a Voluntary Stock Pooling Agreement ("Pooling Agreement"). Under the terms of the Pooling Agreement each recipient of Common Stock pursuant to conversion of the Series A Notes will severally agree with the Company, the Trustee (as defined in the Pooling Agreement) and each with the other, that they will deliver or cause to be delivered to the Trustee certificates representing their respective shares of Common Stock received in the conversion. The shares of Common Stock issuable upon exercise of the Warrants will not be subject to the Pooling Agreement. Pursuant to the Pooling Agreement the Trustee shall hold all certificates subject to release, on a pro-rata basis, as set forth below:

PRO-RATA SHARES OF COMMON STOCK                     RELEASE DATE
-------------------------------                     ------------
25% of Common Stock purchased                       April 1, 1997
25% of Common Stock purchased                       July 1, 1997
25% of Common Stock purchased                       October 1, 1997
the balance  of Common Stock purchased              January 1, 1998


5.       INCOME TAXES

         At December 31, 1995, the Company has net operating tax loss carry forwards, amounting to approximately $405,771. The losses expire at various intervals through the year 2010. No deferred tax benefit has been recorded due to the uncertainty of the Company realizing these benefits through profitable operation in the future.

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

         On July 31, 1996, the Board of Directors of the Company and holders of a majority of the outstanding shares of the common stock of the Company, authorized the Company, by written consent, to acquired 100% of FHL stock not previously owned by the Company. The Company completed this acquisition in consideration of the exchange of 3,560,000 shares of its Common Stock. Michael
J. Hopley, a director, president and chief executive officer of the Company, David Shaw, a director of the Company and Edward M. Topham, chief financial officer of the Company, received 418,000, 372,000 and 381,000 shares, respectively, of the Company's Common Stock in the exchange.


         On July 30, 1996, the Company completed a private placement of 500,000 shares of its Common Stock to Laminco in consideration of $140,000.

                                                                                         Additional Paid in
                                             Number of Shares    Par Value of Shares         Capital
                                             ----------------    -------------------     ------------------
As at December 31, 1995                        1,000,000             $ 20,000                $471,100
June 6, 1996 forgiveness of debt                    --                    --                   12,000
July 30, 1996 private placement                  500,000                  500                 139,500
July 30, 1996 private placement                1,000,000                1,000                 199,000
July 31, 1996 acquisition of Flagship
Holding Ltd.                                   3,560,000               26,886                    --
                                              ----------             --------                --------
                                               6,060,000             $ 48,386                $821,600

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

                  i) Non-monetary assets and liabilities at historic rates.

                  ii) Income and expenses at the average rate in effect during the year. Exchange gains or losses are recorded in the consolidated statement of loss and deficit.

8.       SUBSEQUENT EVENTS

         a) In December 1996 the Company elected to discontinue exploration on its Remolino Property and elected not to make any further payments under its June 17, 1996 option to purchase. Accordingly, the Company has no further financial obligations to nor ownership interest in the Remolino Property.

         b) The Company signed a Letter of Intent with RTZ on December 13, 1996 whereby the Company can earn an initial 51% interest in the Cenizas Property mining concessions by making cash payments totaling $350,000 and completing at least $1,000,000 of exploration work over three years. Payments during the first year total $50,000 with a first year exploration commitment by the Company of $200,000. The Company will also grant to RTZ options to purchase shares of its Common Stock as follows: by June 13, 1997 an option to purchase 150,000 Shares of Common Stock at a price of $1.50 per share, by December 13, 1997 an additional option to purchase 150,000 Shares of Common Stock at a price of $2.00.

         Upon completion of the required payments to RTZ and satisfaction of the Company's exploration commitments, the Company will be entitled to a 51% interest in the Cenizas Property mining concessions. At that time, the project will convert into a joint venture between the Company and RTZ with the Company serving as manager of the joint venture. It is presently contemplated that at such time, a new entity (the exact form of which has not been specified) will be formed to hold title to the mining concessions with the Company initially owning 51% of the entity. (If either the Company or RTZ chooses not to contribute pro-rata, their interest can be diluted to a 2% Net Smelter Royalty with a maximum value of $3,000,000.) Within 60 days of the Company earning its 51% interest in the Cenizas Property mining concessions, RTZ has an option to obtain a 51% interest in the mining concessions by committing to fund and complete a bankable feasibility study within a 30 month period.

                  c) On January 22, 1997 the Company entered into an agreement ("Santa Eloisa Agreement") with certain mining concession owners ("Santa Eloisa Owners"). Pursuant to the Santa Eloisa Agreement the Santa Eloisa Owners will cause a new Chilean corporation to be formed, Minera Santa Eloisa S.A. ("MSE") and 100% of the mining concessions transferred to MSE in consideration of 500 series A shares and 1,500 series B shares representing 100% of MSE. The Company, pursuant to the Santa Eloisa Agreement may: (i) purchase 500 series A shares from the Santa Eloisa Owners upon payment to the Santa Eloisa Owners of $500,000 ("Purchase Option"); $30,000 paid on January 22, 1997, $135,000 payable on April 30, 1997, $135,000 payable on November 30, 1997, $100,000 payable on March 31,
1998 and $100,000 payable on March 31, 1999, and (ii) purchase from MSE 1,000 series A shares in consideration of funding a $1,000,000 exploration work program ("Exploration Commitment") on or before March 31, 1999. Upon the Company's exercise of its Purchase Option and funding its Exploration Commitment the Company will own 50% of the share capital of MSE in the form of series A shares, the Santa Eloisa Owners will own 50% of the share capital of MSE in the form of series B shares. The series B shares cannot be diluted below 25% of the total share capital of MSE.

         MSE, the Company and the Santa Eloisa Owners will jointly implement a program, the result of which will be a feasibility study ("Feasibility Study"). The Company and Santa Eloisa Owners will jointly fund the Feasibility Study. Upon completion of the Feasibility Study, MSE will issue an aggregate of 3,000 series A shares to the Company and the Santa Eloisa Owners in proportion to each relative contribution to the costs of the Feasibility Study.

         Upon completion of the Feasibility Study MSE and the Company will jointly seek third party debt financing of production facilities sufficient to bring the mining concessions into production. Should a third party financing source require the shareholders of MSE to provide additional capital in the form of subordinated debt or additional equity, the Company has agreed to contribute on behalf of the series B shareholders their proportionate (25%) share of said additional capital ("Carried Interest"). The Carried Interest will bear an interest rate of LIBOR plus 5% and will be repaid by the series B shareholder out of distributions made by MSE to its series A and B shareholders. The Company will receive all series B distributions until the Carried Interest plus accrued and unpaid interest is paid in full.

         The Company will manage the business affairs and daily operations of MSE and will appoint its directors in proportion to its relative ownership percentage of MSE.

         d) Subsequent to September 30, 1996 the Company repaid $36,000 together with $1,065.20 accrued interest to Edward M. Topham. See Note 3.

         e) In January 1997, the Company elected to discontinue exploration on its Los Leones Property and elected not to make further payments under its June 17, 1996 option to purchase the Los Leones mining concessions. Accordingly, the Company has no further financial obligations for, or ownership interest in, the Los Leones Property.