Form 10KSB40
period 1996-12-31
FREMONT GOLD CORP
filed 1997-04-15
CIK 99680

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                   FORM 10-KSB

(MARK ONE)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended DECEMBER 31, 1996

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

                       Commission File Number 033-07773-A

                            FREMONT GOLD CORPORATION
              (Exact name of small business issuer in its charter)

         Delaware                                                     65-0110447
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

777 Hornby Street, Suite 2000, Vancouver, British Columbia, Canada     V6Z 1S4
         (Address of principal executive offices)                     (Zip Code)

ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE      (604) 682-4606

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for the fiscal year ended December 31, 1996 were $15,730.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average of the bid and asked prices of the registrant's common stock, par value $.001 (the "Common Stock"), as reported by the registrant's market makers on March 25, 1997, was approximately $4,814,632. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily conclusive.

         There were 6,060,000 shares of the registrant's Common Stock, par value $.001 per share, issued and outstanding on March 25, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

         Transitional Small Business Disclosure Format
                  Yes [ ]  No [X]

                                TABLE OF CONTENTS

                                                                            Page


PART I ...................................................................     2
         ITEM 1.  DESCRIPTION OF BUSINESS ................................     2
         ITEM 2.  DESCRIPTION OF PROPERTY ................................    19
         ITEM 3.  LEGAL PROCEEDINGS ......................................    19
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ....    19

PART II ..................................................................    19
         ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS ................................................    19
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATION ..............................................    21
         ITEM 7.  FINANCIAL STATEMENTS ...................................    22
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE ....................    40

PART III .................................................................    40
         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                  PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
                  ACT ....................................................    40
         ITEM 10. EXECUTIVE COMPENSATION .................................    42
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT .............................................    45
         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .........    48
         ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K .......................    50

SIGNATURES ...............................................................    52

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

CURRENT OPERATIONS.

         Fremont Gold Corporation (the "Company"), is engaged in the acquisition, exploration and development of mineral properties, primarily gold and copper properties located in Latin America. Through the Company's officers' and directors' extensive mineral exploration experience and Latin American knowledge and contacts, the Company is continuously assessing new opportunities for the acquisition of properties with the potential of significant gold and copper reserves. Although the Company is currently in negotiations to acquire, and/or is assessing the advisability of entering into negotiations to acquire, several mineral properties, the Company has no present commitments or agreements with respect to any property acquisitions other than those discussed below.

         The Company's principal mineral property interests consist of mining concessions located on three exploration properties in Chile. The Resguardo Property, the Cenizas Property and the Santa Eloisa Property mining concessions are currently held through existing leases, purchase options and applications for mining concessions filed by the Company. See "Business of The Company --Mineral Exploration Properties." The Company's mineral property interests are held by a Chilean operating company, Minera Fremont Gold Chile, S.A., a Chilean corporation ("MFG"), of which Flagship Holding Ltd., a Barbados corporation and a wholly owned subsidiary of the Company ("FHL"), owns 99% of the issued and outstanding shares of common stock. Unless otherwise indicated, the term "Company" means collectively Fremont Gold Corporation, FHL and MFG.

         The Resguardo Property covers an area of 15,417 hectares (38,095 acres) along 19 kilometers of the highly productive Atacama Fault System in Region III of northern Chile. The property, at an altitude of 1,000 meters, is on the same structural trend and about 10 kilometers south of the Mantoverde Mine operated by the Anglo-American Company. The property is accessible by paved and well maintained dirt roads and is approximately a 20 kilometer drive from the coastal town of Chanoval, and approximately 100 kilometers from Copiapo, a town with a population of about 150,000. Recent geochemical sampling and diamond drill results completed by the Company and the Company's inspection of a series of small surface mine workings has indicated gold mineralization at Resguardo Property along a zone which appears to be at least 5 kilometers long and open to the north and south ends. The Company's interest in the property is held by MFG and consists of i) a 99 year lease of mining concessions on 3,417 hectares and
ii) applications for mining concessions on 12,000 hectares to be held directly by MFG. Pursuant to Chilean mining concession application procedures, the Company, upon filing its application for an exploration mining concession, has the right to conduct exploration activities on such property. See "Item 1. Description of Business -- Chile -- Mining Concessions." The Company expects the application process to be completed, and the exploration concessions granted to MFG, in the third quarter of 1997. See "Item 1. Description of Business--Mineral Exploration Properties--Resguardo Property".

         The Cenizas Property covers an area of approximately 5,700 hectares (14,250 acres), on the West Fissure Fault, a regional geological structure that controls much of the known gold and copper mineralization in northern Chile. Located midway between, and on the same structural trend as, the major copper deposits of La Escondida and El Salvador, the property is 20 kilometers south of the Guanaco gold mine operated by Amax Gold, Inc. The property is in Region II of northern Chile at an altitude of approximately 3,000 meters in the southern Atacama desert and is easily reached in a three hour drive from the coastal town of Taltal. Gold mineralization, first discovered in the area by RTZ Mining and Exploration Limited ("RTZ") with a regional geochemical survey, occurs on the property in Tertiary volcanics and diorite intrusives. Subsequent work by RTZ consisted of geophysical surveys, trenching, numerous short rotary drill holes to define gold mineralization under shallow gravel cover and the drilling of 23 reverse-circulation drill holes. Results of this work have shown highly anomalous to ore grade gold mineralization in trenches and drill holes in several areas on the property. See "Item 1. Description of Business--Mineral Exploration Properties--Cenizas Property."

         The Santa Eloisa Property covers approximately 4,700 hectares (11,600 acres) in the Maricunga Gold Mining District located in Region II of northern Chile. The geological setting of the Santa Eloisa Property is similar to that of several large porphyry style gold deposits that have been discovered in the Maricunga District over the past several years. The property is at an altitude of between 4,200 and 5,300 meters and can be reached in about a five hour drive, along mostly dirt roads, from the nearby town of Copiapo. The Company has an option to acquire a 50% interest in the mining concessions on the Santa Eloisa Property by making payments totaling $500,000 to the mining concession owners and completing $1,000,000 of exploration work on the property before March 31, 1999. After the Company has satisfied its payment and exploration commitments, and if the mining concession owners do not contribute on a proportionate basis to further exploration and feasibility expenses, the Company can increase its ownership interest to 75% by funding and completing a feasibility study. The Company's interest in the Santa Eloisa Property is held by MFG. See "Item 1. Description of Business--Mineral Exploration Properties--Santa Eloisa Property."

         The Company publishes its consolidated financial statements in U.S. dollars. It is anticipated, however, that because the location of the Company's executive offices is in Canada and the Company's primary operation is in Chile, significant portions of the Company's revenues, when and if earned, and expenses may be collected and paid in Canadian dollars or Chilean pesos. Transactions recorded in currencies other than U.S. dollars will be translated (I) income and expense items will be translated at the weighted average exchange rate prevailing during the period, (ii) monetary assets and liabilities will be translated at the rates prevailing at the balance sheet date and (iii) non-monetary assets and liabilities will be translated at historical rates. All references to "$" herein are to United States currency and all monetary amounts are presented in U.S. dollars.

BACKGROUND AND CAPITAL STRUCTURE.

         The Company was incorporated under the laws of the State of Florida as Tri-Way Industries, Inc. on June 27, 1986, for the purpose of seeking, investigating and acquiring business opportunities. The Company did not engage in any meaningful operations until on or about November 22, 1989, when the Company acquired The Rothchild Group, Inc. ("Rothchild Group") as its wholly owned subsidiary. Following the acquisition, the Company changed its name to The Rothchild Companies, Inc.

         From November of 1989 until mid-1993, the Company, through the Rothchild Group, operated as a full service advertising agency engaged in the advertising, marketing and public relations businesses. On October 20, 1993, however, the Rothchild Group filed for bankruptcy protection under Chapter 7 of the United States Bankruptcy Code in the Bankruptcy Court for the Southern District of Florida. After the Chapter 7 liquidation of the Rothchild Group, the Company did not engage in any meaningful business or commercial activities. None of the Company's current officers and directors were affiliated with the Company until 1996.

         On July 12, 1994, an investment group ("Investment Group") completed the purchase of an aggregate of 315,598 shares of the Company's Common Stock representing, at that time, approximately 60% of the Company's issued and outstanding Common Stock. In addition, the Investment Group provided sufficient funds in the form of loans to ensure the Company's viability and permit the Company to pursue possible business combinations, mergers or similar transactions. These loans were subsequently converted into 419,656 shares of Common Stock of the Company on December 30, 1994.

         On April 8, 1996, via a merger into a corporation formed for that purpose, the Company completed the transfer of its state of incorporation from Florida to Delaware. Accordingly, the Company is now a Delaware corporation.

         On April 15, 1996, the board of directors of the Company and holders of a majority of the outstanding Common Stock of the Company authorized a one-for-twenty (1-for-20) reverse split of the Company's Common Stock, pursuant to which each 20 shares of the Company's Common Stock outstanding immediately prior to April 30, 1996 were converted into one share of the Company's Common Stock. In connection with the reverse split, the Company maintained the par value of its Common Stock at $.001 per share, and the total number of shares of Common Stock authorized to be issued by the Company remained unchanged at 20,000,000 shares. The number of issued and outstanding shares of the Company's Common Stock after the reverse split was 1,000,000 shares. All references to shares of Common Stock herein have been adjusted retroactively to reflect this reverse split.

         On June 4, 1996, Laminco Resources, Inc., a British Columbia corporation engaged in the business of mineral exploration and development ("Laminco"), in a privately negotiated transaction, purchased 600,000 shares of the Company's Common Stock (representing 60% of the Company's issued and outstanding Common Stock as of the date of the acquisition) from the Investment Group. In connection with the completion of this share acquisition by Laminco, all of the members of Company's board of directors and all of the Company's officers resigned and were replaced and the Company implemented a new business plan discussed above under "Current Operations." The Company's current president and chief executive officer, Michael J. Hopley, was appointed at this time.

         On July 25, 1996, the Board of Directors of the Company and holders of a majority of the outstanding shares of the Common Stock of the Company, authorized the Company, by written consent, to take a series of actions. These actions included: i) changing the Company's name to Fremont Gold Corporation to better reflect the proposed business of the Company, ii) approval of an Amended and Restated Certificate of Incorporation, iii) approval and adoption of a Stock Option Plan to allow the Company to attract and retain the best available personnel for positions of responsibility within the Company and to provide additional incentive to employees of the Company in order to promote the success of the Company's business; and iv) making certain management and director changes and forming the Company's Compensation and Audit Committees.

         On July 30, 1996 the Company completed a private placement of 1,000,000 shares of Common Stock at an offering price of $.20 aggregating $200,000 in proceeds to the Company. Michael J. Hopley, a director, president and chief executive officer of the Company, Edward M. Topham, a director and chief financial officer of the Company and David Shaw, a director of the Company, purchased 154,000, 73,310 and 138,603 shares, respectively, of the Company's Common Stock in the private placement. See "Item 12. Certain Relationships and Related Transactions."

         On July 30, 1996 the Company completed a private placement of 500,000 shares of its Common Stock to Laminco in consideration of $140,000.

         On July 31, 1996, the Company acquired 3,560,000 of the issued and outstanding shares of FHL common stock not previously owned by the Company. These shares of FHL common stock were acquired directly from the FHL shareholders in exchange for 3,560,000 newly issued shares of the Company's Common Stock. Upon completion of the share exchange, the Company directly owned all of the issued and outstanding shares of FHL's common stock. Michael J. Hopley, a director, president and chief executive officer of the Company, Edward
M. Topham, director, chief financial officer, secretary and treasurer of the Company, and David Shaw, a director of the Company, received 418,000, 256,000 and 372,000 shares, respectively, of the Company's Common Stock in the exchange. These interests in FHL were disclosed to the members of the Company's board and the acquisition of FHL was approved by the holders of a majority of the issued and outstanding Common Stock of the Company. See "Item 12. Certain Relationships and Related Transactions."

         On August 21, 1996, the Company commenced an offering of $1,800,000 principal amount of its 10.5% Series A Convertible Notes (the "Series A Notes"). In December 1996, the Company completed the offering of Series A Notes and accepted subscriptions aggregating a total of $1,800,000 in principal. Each Series A Note is convertible, at the option of the Series A Note Holder, into Units at any time after the Issue Date (as defined in the Series A Note) prior to the close of business on the maturity date at the rate of $.50 of principal per Unit. Each Unit is composed of one share of Common Stock and one Redeemable Common Stock Purchase Warrant (each a "Warrant," and together the "Warrants"). Each Warrant is exercisable to purchase one share of Common Stock at a price per share equal to the greater of $1.50 or 75% of the ten day average closing prices, as quoted on the OTC-BB, immediately preceding the notice of exercise. The Warrants to be issued as a component of the Units will be redeemable by the Company at any time after issuance, upon 15 days written notice to the Warrant holders, at a redemption price of $.10 per Warrant. The holders of the Series A Notes, if any, issued Units upon conversion without an effective Registration Statement under the Securities Act of 1933, as amended ("Act"), covering such Units, the Common Stock included in the Units, and the Common Stock underlying the Warrants included in the Units, shall have the right, at any time, to join with the Company to register the Units, the Common Stock and Warrants included in the Units, and the Common Stock underlying the Warrants in any Registration Statement under the Act filed by the Company. Each purchaser of the Series A Notes has entered into a Voluntary Stock Pooling Agreement ("Pooling Agreement") which limits transfer of the Shares of Common Stock included in the Units. See "Item 5. Market for Common Equity and Related Stockholder Matters--Voluntary Stock Pooling Agreements."

         On December 31, 1996, Laminco, pursuant to a Share Purchase and Sale Agreement, sold 2,597,000 of the Company's Common Stock, representing all of the shares of the Company's Common Stock beneficially owned by Laminco (other than 400,000 shares underlying a warrant to purchase Common Stock previously issued to Laminco). Each of the purchasers of these shares entered into a Stockholders Agreement with the Company, the terms of which restrict the transferability of the shares purchased until December 20, 1997.

         On February 27, 1997, the Company amended the terms and conditions of the Series A Notes. The Company extended the expiration date of the Warrant to be included in the Units from April 15, 1997 to September 30, 1997. The Company has requested that the Series A Note holders extend the maturity date of the Series A Notes from March 1, 1997 to June 30, 1997. As of March 31, 1997, 80% of the Series A Note holders, representing 89% of the outstanding principal balance of the Series A Notes, have delivered an executed Maturity Date Extension Agreements to the Company. The Company is in default of the remaining Series A Notes. In the event that the remaining Series A Note holders do not agree to the maturity date extension, these Series A Note holders may pursue remedies under their Series A Notes, in accordance with certain terms and conditions including earning default interest at the rate of 16% per annum. The principal amount of Series A Notes in default is $198,000. The Company believes that the remaining Series A Note holders will agree to the maturity date extension.

         On April 1, 1997, the Company borrowed $650,000 from an unaffiliated lender ("Lender") pursuant to a promissory note ("Bridge Note"). The Bridge Note provides for an interest rate of 12% (per annum) and is due on July 31, 1997. The Bridge Note is secured by a pledge agreement ("Pledge Agreement"). Under the terms of the Pledge Agreement, Michael J. Hopley, a director, president and chief executive officer of the Company, Edward M. Topham, a director, chief financial officer, secretary and treasurer of the Company and David Shaw, a director of the Company, pledged, in the aggregate, 1,088,412 shares of Common Stock of the Company owned by them to the Lender as security for the Bridge Note. The Company also issued the Lender a warrant to purchase 650,000 shares of the Company's Common Stock for a period of two years at a price of $1.50 per share. In connection with this transaction the Company granted an unaffiliated individual a loan acquisition fee consisting of a warrant to purchase 85,000 shares of the Company's Common Stock for a period of two years at a price of $1.50 per share. In consideration of pledging their Common Stock as security to facilitate this loan, the Company has agreed to issue Messrs. Hopley, Topham and Shaw an aggregate of 75,000 shares of the Company's Common Stock.

         The Company's registered office and headquarters is 777 Hornby Street, Suite 2000, Vancouver, British Columbia V6Z 1S4, its telephone number is 604-682-4606. While its headquarters are in Vancouver, the Company has established an office in Santiago, Chile from which its Chilean exploration activities are directed.

CHILE.

         Currently, all of the Company's mineral exploration properties are located in Chile. The following information has been compiled by the Company from governmental and private publications, and advice of the Company's Chilean counsel.

         General Information -- Chile is located on the west coast of South America and extends 4,720 kilometers along the Pacific Ocean from the continent's southernmost tip to its northern border with Peru. To the east, it is bordered by Bolivia and Argentina. The country is divided into 12 regions and a metropolitan area and covers 756,946 square kilometers. The population is approximately 13.8 million, with over 5 million people residing in the metropolitan area of Santiago. The official language of Chile is Spanish.

         Governmental Organization -- Chile has a presidential system of government with a bicameral legislature consisting of the Senate and the Chamber of Deputies. The president is elected directly by the electorate for a term of six years. The Senate consists of 36 elected and nine appointed senators. Of the nine appointees, three are selected by the president, two by the Supreme Court, and one by each of the four Armed Forces. Senators serve for eight years. The Chamber of Deputies consists of 120 members who serve for four years.

         The governmental system is based on the Constitution adopted during the rule of General Augusto Pinochet. After General Pinochet failed to secure a further eight-year term as President in a plebiscite held in October 1988, constitutional reforms were negotiated and then adopted in July 1989. The reforms received the support of all significant political parties. Under these reforms, the number of elected Senators was increased from 24 to 36, thereby diluting the power of the nine appointed Senators. Other reforms included the reduction of the president's term of office from eight to four years (later increased to six), increased civilian representation on the National Security Council and the simplification of amending procedures for the Constitution. The Constitution was subsequently amended in 1991 to provide for the first election of municipal councilors and mayors.

         General Pinochet's term of office ended March 1990 upon the inauguration of Mr. Patricio Aylwin who had been elected in December 1989 by capturing 55% of the vote. Mr. Aylwin was a member of the Christian Democrats and the candidate of the centre-left coalition, the Democratic Coalition. Mr. Eduardo Frei was elected president in the December 1993 election. Mr. Frei is also a member of the Christian Democrats and was the chosen candidate of the Democratic Coalition. The next nationwide congressional election is scheduled for December 1997.

         Currency -- The official monetary unit of Chile is the peso. The average 1995 nominal exchange rate was 396.5 pesos to the U.S. dollar and the comparable 1994 rate was 420.1 pesos to the U.S. dollar. On January 1, 1997, the exchange rate was approximately 425.6 pesos to the U.S. dollar. The exchange rate for the peso is determined by market prices.

         The Chilean Central Bank is an independent body charged with sole control over monetary policy and has the goal of controlling inflation and maintaining the value of the currency. The current policy of the Central Bank is to maintain the value of the peso within a band of 10% around an official reference rate based on a basket of currencies which includes the U.S. dollar, the Yen and the Deutschmark. The official reference rate is adjusted to take into account domestic inflation rates and the inflation rates of Chile's major trading partners.

         With a few significant exceptions, foreign currency is freely tradable in an informal market, the participants in which include individuals, business entities and exchange houses. The informal market is not available to obtain foreign exchange for imports, to convert foreign exchange into pesos or to repatriate profits and capital. Instead, a formal exchange market, comprised of banks which have received the requisite authorization from the Central Bank, must be used for these purposes.

         The repatriation of profits and capital by investors subject to a foreign investment regime may require the prior authorization of the Central Bank. Authorization is routinely granted and it guarantees investors access to foreign currency through the formal foreign exchange market. See "Chile--Foreign Investment and Tax."

         Foreign Investment and Tax -- Chile's foreign investment laws are considered to be liberal in relation to other South American countries. Chile's foreign investment statute (also know as Decree Law No. 600) regulates various aspects of foreign investment in Chile and is intended to ensure non-discrimination in relation to the rights and benefits conferred upon national investors. The statute applies to foreign individuals and legal entities and to Chilean citizens who reside out of the country and who transfer foreign capital into Chile. Decree Law No. 600 applies to investments made with freely convertible foreign currency, tangible assets, technology which may be capitalized, loans associated with foreign investments and capitalized convertible foreign currency loans.

         Investments in Chile by individuals or entities subject to Decree Law No. 600 which either: (a) exceed U.S. $5 million or the equivalent in other currencies; (b) relate to sectors or activities normally developed by the government; (c) concern the social communications media; or (d) are undertaken by foreign governments, must be approved by the Foreign Investment Committee. The members of the Foreign Investment Committee include the Minister of the Economy, the Minister of Finance, the Minister of Foreign Affairs, the Minister of National Planning, the President of the Central Bank, and, for investments which relate to ministries which are not represented above, by that corresponding minister. Other types of investments may be approved by the Executive Vice President of the Committee with the consent of the Ministry of Economy.

         After approval, the Chilean government, represented by the Minister of the Economy or by the Executive Vice President of the Committee, and the investor enter into a contract establishing the terms under which the foreign investor may transfer capital into Chile. The Company has applied for and received approval under Decree Law No. 600 to make foreign investments in Chile up to $5,000,000 over an indefinite period of time. As a result, Foreign Investment Committee approval of the Company's investments is not yet required. If and when the Company decides to invest in excess of $5,000,000 in its Chilean operations such approval will be necessary. The Company is not aware of any reason at this time why such approval would not be granted upon request; however, there can be no assurances in this regard and if approval is not granted, the Company's operations in Chile would suffer a material adverse effect.

         Investments in mining and industrial activities totaling U.S. $50 million or more may obtain the benefit of locking in certain advantages for a period of 10 to 20 years, including tax laws in effect at the time of the investment relating to the depreciation of assets, loss carry forwards and organization expenses. Official authorization may be granted to maintain accounting records in foreign currencies. The contract with the Foreign Investment Committee relating to such investments could also confer upon the investor the right to be governed by the laws and regulations concerning the free export of goods that are in force at the time the contract is signed and such additional benefits as the use of offshore accounts to maintain export proceeds for certain payments, including principal and interest on loans, charges for supplies, fees for technical assistance and profits. It is possible for exporters to deposit foreign exchange earnings outside the country and to remove profits and dividends when required, subject to the balance being brought back into Chile.

         Foreign currency investments are governed by Chapter XIV of the Foreign Exchange Regulations. Chapter XIV regulates individuals, corporations and other entities bringing foreign exchange into Chile. Under Chapter XIV, the Central Bank approves the contribution and issues a certificate. This certificate permits the holder to dispose of foreign exchange through commercial banks or other entities within limitations established by the Central Bank. Under Chapter XIV, profits may be repatriated annually and capital may be repatriated after one year. Under Decree Law No. 600, profits and interest earned may be remitted at any time, and capital may be repatriated after one year. As a result, clearance under Decree Law No. 600 provides some advantage to foreign investors in Chile, such as the Company.

         Foreign investors may carry on business in Chile as individuals or through one of the various types of entities permitted under Chilean law, including corporations, limited liability companies, branches of foreign corporation, limited liability or silent partnerships, general partnerships and joint ventures. There is no limit on ownership for a foreign party investing in a Chilean company.

         Foreign investors are also granted the option under the Foreign Investment Statute to choose to pay tax on the profits at the same rate as local companies, currently estimated to be 35%, but subject to future changes, or at a rate of 42%, which is guaranteed to remain unchanged for ten years.

         Mining Industry -- Chile is rich in a wide variety of mineral resources, including copper, molybdenum, cobalt, silver and gold. Mining accounted for 7.2% of Chile's gross domestic product in 1995, which was up from 6.7% in 1994.

         Of all the minerals with which Chile is endowed, copper is the most significant. Chile possesses an estimated one-quarter of the world's copper reserves and is the largest producer of copper in the western world. The largest single copper producer in Chile is the state-owned corporation, Codelco (Chilean Copper Corporation). Over the years, copper production has increased significantly. Copper production was 2.5 million tons in 1995, up significantly from 2.2 million tons in 1994.

         The Pinochet government encouraged foreign investors to develop copper mining. In addition, a new mining code came into force in 1983. While Codelco's production has fallen slightly in the 1990's, increased private participation and increased foreign investment in the non-state owned sector has increased in significance. The export of copper from Chile is authorized by the Chilean Copper Commission.

         Chilean Gold production is expected to reach 51.5 tons in 1996, up from 1994 gold production of 38.6 tons, representing a 10% increase in production over 1993 figures. The 1996 increase is a result of the opening of three new mines: Refugio in the Region II; Andacollo Oro in the Region IV; and Fachinal in Region XI. These mines should produce 9.5 tons of gold this year. Chilean gold production nearly trebled between 1985 and 1995 reaching 44.5 tons yielding $428.5 million in export earnings.

         Mining Concessions -- Following a longstanding legal tradition, the 1980 Constitution (the "Constitution") established that the State is the owner of all mineral resources, but permits the exploration and exploitation of mineral deposits by private parties through mining concessions. The Constitution also established that mining concessions are to be granted by the courts with such concessions having the rights and obligations determined by a Constitutional Organic Law. For those minerals that are specifically excluded from mining concessions, such as hydrocarbons, lithium, and ores located offshore or in areas deemed important to national security, the Constitution provides that exploration and exploitation can be carried out directly by the State by administrative concessions or by operating contracts. These administrative concessions and the operating contracts can be terminated by the State at any time, provided the corresponding indemnity is paid. The Company does not hold any administrative concessions.

         The 1982 Mining Law, Constitutional Organic Law No. 18097 of 1982 and the Constitution provide the legal framework for the exploration and exploitation of minerals in Chile. This law can only be changed with the approval of 60 percent of both houses of Congress.

         Under the 1982 Mining Law, mining concessions may be granted only by the courts and such concessions constitute interests in real property that can be mortgaged or transferred. The concession holder also has the right to defend ownership of the mining concession against the State and third parties.

         A Chilean mining concession is a property right, distinct and independent of the ownership of land on which it is located, even though both may belong to the same person or entity. If a mining concession is filed on land owned by third-party, the mining concession holder must negotiate a "servidumbre" (right of way) with the land owner. If reasonable compensation for the right of way cannot be negotiated with the land owner, the concession holder may seek remedies from the local court having jurisdiction in the area in which the mining concessions are located. There is a strong body of law in Chile which gives concession owners the right of access and the right to explore and develop mining concessions.

         Mining concessions may be either exploration concessions or exploitation concessions. The annual fee for an exploration concession is approximately $1.00 per hectare and for an exploitation concession approximately $5.00 per hectare. An exploration concession is the right to explore the defined area and to later obtain an exploitation concession over the area. The application process for an exploration concession (a Pedimentos) takes approximately six months. Exploration concessions are granted for a two-year period and may be renewed once for an additional two years provided that upon such renewal one-half of the area covered by the original concession is surrendered by the concession holder. It is generally the Company's policy to file for exploration concessions on properties which have had little or no exploration work completed. An exploitation concession is the exclusive right to explore for and exploit minerals from the defined area for an indefinite period. The application process for an exploitation concession (a Manifestaciones) takes approximately 18 months to complete. However, the filing of an exploitation concession by an exploration concession holder prior to expiration of the two year exploration concession is sufficient to preserve the owner's interest in the concessions until the exploitation concession is granted or denied. The applicant has the right to proceed with exploration immediately upon filing an application for a mining concession. It is not necessary to have an exploration concession prior to an exploitation concession. However, if an exploration concession is not renewed or an application for an exploitation concession filed prior to the expiration of an exploration concession, the exploration concession is lost. Also, exploitation activities are impermissible without an exploitation concession. If exploitation activities occur prior to the grant of an exploitation concession, the existing exploration concession could be lost.

         Under the Chilean claims system, a claimant may file on top of ("top filed") an existing concession. All claims filed under the claims procedure are gazetted (published) in the Mining Bulletin which is printed monthly and subscribed to by the Company. If a claim holder is top filed, the top filer does not have a preferential right to the concession unless the original concession holder lets the concession lapse for lack of payment of patents or lack of defense. All claim filings can be challenged when made and, with respect to an exploitation concession, an annulment may be requested by the holder of preexisting claims for a period of four years from the date of publication of the grant. If a top filed claim is not challenged, the prior granted concession loses priority upon lapse. Concessions can lapse, and a top filer gain priority, in the following primary ways: (i) an exploration concession expires after two years if it is not renewed or converted to an exploitation concession; (ii) if an exploration concession is renewed and one-half of the original claim abandoned as required, a top filer gains priority on the abandoned portion of the concession; (iii) failure to pay any patents for the concession; or (iv) failure to defend an exploration concession against a top filed claim for a period of four years following publication of the grant of the top filed concession. Even if a concession is defended, there is a potential for the prior concession to lose priority to the top filed claim if the courts determine that the prior concession had been improperly filed under the claims procedures.

         The Company has instigated a program to review, on a monthly basis, all newly-published claims against the Company's claims to determine if a top filing situation exists. If a top filing situation is found during the Company's systematic review of newly-published claims, the Company is prepared to take appropriate action to defend its claims position. The Company is not aware of any material third party top filing situations on its properties.

         Environmental Regulation -- Environmental matters are governed by a new environmental policy system which includes permitting or licensing procedures. Part of the new environmental policy requires mining companies to submit an environmental impact statement to the State for approval prior to bringing a mine into production. In addition, prior to commencing production mining, companies must assume liability for environmental damage caused by the producing mine. Because the Company is currently only involved in exploration of its properties, these laws have no material effect on the Company's current business operations. However, if the Company desires to commence production of one or more of its properties, there can be no assurance that the necessary permits can be obtained.

MINERAL EXPLORATION PROPERTIES.

         The Company currently holds mineral exploration interests in three distinct properties in Chile--Resguardo, Cenizas and Santa Eloise. Below is a description of each of these properties, the Company's exploration programs and the Company's interest in each of them.

         Resguardo Property

         Summary -- The Resguardo Property covers an area of 15,417 hectares (38,095 acres) along 19 kilometers of the highly productive Atacama Fault System in Region III of northern Chile. The property, at an altitude of 1,000 meters, is on the same structural trend and about 10 kilometers south of the Mantoverde Mine operated by the Anglo-American Company. The property is accessible by paved and well-maintained dirt roads and is approximately a 20 kilometer drive from the coastal town of Chanoval, and approximately 100 kilometers from Copiapo, a town with a population of about 150,000. Recent geochemical sampling and diamond drill results completed by the Company and the Company's inspection of a series of small surface mine workings has indicated gold mineralization at Resguardo along a zone which appears to be at least 5 kilometers long and open to the north and south ends. The Company's interest in the property is held by MFG and consists of I) a 99 year lease of mining concessions on 3,417 hectares and ii) applications for mining concessions on 12,000 hectacres to be held directly by MFG. Pursuant to Chilean mining concession application procedures, the Company, upon filing its application for an exploration concession, has the right to conduct exploration activities on such property. See "Item 1. Description of Business -- Chile -- Mining Concessions." The Company expects this application process to be completed, and the exploration concessions granted to MFG, in the third quarter of 1997.

         General Information-- The Resguardo Property consists of 201 separate mining concessions owned by the Hochschild family of Copiapo and applications for 55 mining concessions on the property filed by MFG. Mining concessions consist of either exploration concessions or exploitation concessions. See "Item
1. Description of Business--Chile." The mining concessions underlying the Company's lease interest consist of a combination of both exploration and exploitation concessions. MFG has submitted applications for exploration concessions. Under the lease, the concession owners retain primary responsibility for defending the mining concessions leased by the Company against competing claims. However, because of the Company's interest in those mining concessions, the Company, as it does with its directly held concessions and applications, reviews the status of the concessions on a monthly basis and, with the cooperation of the owners, makes application for exploitation status for those exploration concessions which approach their expiration and assists in the defense of mining concessions against competing claims.

         The property lies in the southern part of the Atacama Desert which is an extremely arid area with typically little or no precipitation recorded each year. Therefore, there is only the most sparse vegetation on the property consisting mostly of small tufts of grass.

         Topographically, the property consists of a series of moderately rugged hills rising from the flat desert floor at an altitude of about 1,000 meters to peaks of 1,500 to 1,700 meters. The property is easily reached from Chanoval by automobile in 40 minutes on paved and well maintained dirt roads. In addition, the property can be easily reached from Copiapo in about two hours by four-wheel drive vehicles along mostly dirt roads.

         Geology and Mineralization-- Selective parts of the property have been geologically mapped by the Company and the previous concession holders. In addition, the Company has completed geochemical sampling and limited drilling on a small area of the property. There are a series of volcanic and intrusive rocks, mostly andesites and diorites, outcropping on the property. Adjacent limestones have been subject to varying degrees of recrystallization and locally, the development of skarn type mineralization. The local north-south orientation of the Atacama fault system dominates the structural trends of the property as seen by faulting, fault breccias and vein mineralization.

         The Manoverde Mine, a open-pit heap-leach copper mine recently brought into production by the Anglo-American Company, appears to be on the same structural trend some 10 kilometers to the north of the property.

         Preliminary field examination and a review of previous exploration data have shown that there are five primary areas of interest on the property, the Pamelita, Carbonate Hill, Main Zone, Resguardo Norte and Santa Rosa areas.

                           Pamelita and Carbonate Hill

         The Pamelita and Carbonate Hill areas are located where the east-west faults and shears appear to intersect the main north-south structural trends. The north-south structural zone is about 100 meters wide in an east-west direction, but the northern and southern limits of the mineralization are unknown; however, small prospect pits continue for several hundred meters to the north of an apparent structural intersection.

         Host rocks for the mineralization at Pamelita and Carbonate Hill include brecciated mylonites, limestones, skarns, altered andesite, and other rock types. As on other areas of the Resguardo Property, mafic volcanic rocks occur west of the limestone/skarn rocks. At least part of the gold mineralization occurs with quartz veinlets, course crystalline calcite and secondary iron oxide minerals after pyrite in close spaced shear zones which both cement and enclose breccia fragments. The widths of the individual zones vary from about one to five meters. No primary sulfide minerals have been recognized. The elevated molybdenum values seen in the geochemical samples are indicative of a hydrothermal system driven by a nearby igneous source.

                          Main Zone and Resguardo Norte

         As in the Pamelita and Carbonate Hill areas, the Main Zone and Resguardo Norte areas are characterized by a north-south trending structural zone which appears to be approximately 50 meters wide consisting of a close spaced fault and breccia zones cutting mylonite. Principal skarn mineralogy in these areas includes epidote, chlorite, specular hematite, siderite, and lesser amounts of calcite. No sulfide minerals were observed. Rocks along the west side of the skarn include basalt and/or aphanitic diorite and gabbro. There is evidence in the areas that small scale mineral mining and production has been undertaken in these areas in the past. However, the type of mineralizations which were being explored and mined is not clear.

                                   Santa Rosa

         The Santa Rosa area is located about five kilometers south of the Pamelita area along the southward projection of the main north-south zone. Spatial relationships among various structural features in this area are not clear. Brecciated skarn and other types of argillic altered and silicified rocks occur over a distance of 75 to 100 meters in an east-west direction. Large amounts of specular hematite and lesser earthy hematite and small quartz veinlets occur within fault and/or shear zones and cemented breccia fragments. Secondary copper oxide and silicate minerals are associated with the hematite breccias. Grab samples from this area were not conclusive, but did contain elevated molybdenum which is indicative of fluid emplaced mineralization from a close magmatic source, similar to the Pamelita area.

         Exploration Potential -- The Company believes the Resguardo Property may present a gold target based on its initial surface sampling program and initial diamond drill results. The dimensions of the outcrop may indicate that a resource is possible. If the structure extends to significant depth, and more than a few hundred meters along strike, the potential may be large. The physical layout seems amenable to both bulk surface and underground mining techniques.

         Although the Company believes that the Resguardo Property structures may host an economically minable resource, exploration programs are ongoing and there can be no assurances that any portion of the Resguardo Property will contain a commercially viable mineral deposit.

         Exploration Program -- The Company continues its initial exploration program consisting of geological mapping and geochemical sampling and trenching of all five areas within the Resguardo Property.

         As of January 1, 1997, 1,300 rock chip samples have been taken along 25 east-west oriented traverses in the central part of the Resguardo Property. Rock chip samples were taken at approximately five meter intervals, the traverses cover a strike length of three kilometers, over the Pamelita, Carbonate Hill, Main Zone and Resguardo Norte areas. Rock type and geological features are being noted at each interval.

         The assay results from the rock chip samples show zones 15 to 60 meters in width with highly anomalous to ore grade gold mineralization spread over a three kilometer strike length. A number of these intervals are open to the east or west.

         Earth moving equipment has been on site since the second week of November 1996, to extend the exposure of bedrock for sampling and to build new roads and drill pads.

         Based on the results of its ongoing exploration, on December 10, 1996, the Company commenced its initial diamond drill program. The Company made four initial diamond drill holes, from 180 to 280 meters long, under mineralized locations identified during its surface sampling program, spread over approximately a two and one-half kilometer long segment of the identified zone on the Atacama Fault. The purpose of these widely spaced holes was for the Company's geological staff to gain a better understanding of the sub-surface geology at the Resguardo Property.

         The Company's geological staff analyzed the drill results from the drilling program completed in February and all four drill holes intersected gold mineralization. In particular, one drill hole, identified as DDH-97-3 by the Company, located at the northern end of a belt of surface mine workings on the property, intersected a zone averaging 4.04 g/t gold over 21.5 meters (0.118 oz/t over 69 feet). This intersection is open in all directions. Recently the Company completed geochemical sampling which has shown anomalous gold values up to 1.5 kilometers to the north of drill hole DDH-97-3.

         Set forth below is a table summarizing the Company's initial diamond drill results on the Resguardo Property.


Drill Hole       Depth (meters)      Depth Interval     Average Gold Grade (g/t)
----------       --------------      --------------     ------------------------
DDH-96-1(1)       56.20 - 80.80           24.60                   1.26
DDH-96-1         111.35 - 114.05           2.70                   5.15
DDH-96-1         132.50 - 136.25           3.95                   2.84
DDH-97-1          19.45 - 32.55           13.10                   1.13
DDH-97-2           8.55 - 17.75            9.20                   1.71
DDH-97-2          36.07 - 39.83            3.76                   1.76
DDH-97-2          52.46 - 67.75           15.29                   1.02
DDH-97-3          26.40 - 47.55           21.15                   4.04

(1) Results include a gold value of 34.50 g/t over an interval of 0.45 meters from 68.65 meters to 69.10 meters in depth.

         The Company's geological staff believes that the results from its initial diamond drill holes support their belief that the Resguardo Property has the potential to contain a shear hosted gold deposit which could be initially exploited by surface mining methods. Based on these results, the Company currently plans to begin reverse-circulation drilling on the Resguardo Property in late April or May 1997.

         Acquisition of Property -- On July 17, 1996, MFG entered into a 99-year lease of the mining concessions totaling 3,417 hectares on the Resguardo Property. Lease payments are to be made to the concession owners as follows:
$75,000 was paid upon execution of the lease agreement; $60,000 is payable on the lease's first anniversary; $60,000 is payable on the lease's second anniversary; and $80,000 is payable on the lease's third anniversary. During the term of the lease, the Company has the exclusive right to exploit, benefit, explore, develop and smelt minerals from the property.

         The concession owners also are entitled to a net smelter return production royalty equal to 5% on gold production and 1 1/2% on all other mineral production from the property during the term of the lease.

         No payments to the owners are required between the third and seventh anniversary of the lease. If financing is not obtained to enable the Company to place an ore body into production on the Resguardo Property before the lease's seventh anniversary, the Company will begin paying minimum advance royalties to the concession owners. These advance royalties will increase annually from $150,000 per year to $250,000 per year. The first minimum advance royalty payment may be credited to future net smelter return production royalties due the owners.

         MFG has filed applications for the balance of the mining concessions on the property, covering 12,000 hectares. Pursuant to the Chilean mining concession application procedures, upon submitting such applications, MFG has the right to commence exploration activities on such property pending completion of the application process, which takes approximately six months. Currently, the Company expects the application process to be completed and the mining concessions granted in the third quarter of 1997.

         Cenizas Property

         Summary -- The Cenizas Property covers an area of approximately 5,700 hectares (14,250 acres), on the West Fissure Fault, a regional geological structure that controls much of the known gold and copper mineralization in northern Chile. Located midway between, and on the same structural trend as, the major copper deposits of La Escondida and El Salvador, the property is 20 kilometers south of the Guanaco gold mine operated by Amax Gold. The property is in Region II of northern Chile at an altitude of approximately 3,000 meters in the southern Atacama desert and is easily reached in a three hour drive from the coastal town of Taltal. Gold mineralization, first discovered in the area by RTZ with a regional geochemical survey, occurs on the property in Tertiary volcanics and diorite intrusives. RTZ's exploration program consisted of geophysical surveys, trenching, numerous short rotary drill holes to define gold mineralization under shallow gravel cover and the drilling of 23 reverse-circulation drill holes. Results of this work have shown highly anomalous to ore grade gold mineralization in trenches and drill holes in several areas on the property. The Company's interest in the mining concessions is held by MFG. See "--Acquisition of Property."

         General Information -- The property consists of 15 mining concessions owned by RTZ. Mining concessions may be either exploration concessions or exploitation concessions. See "Item 1. Description of Business--Chile." The mining concessions underlying the Company's interest consist of both exploration and exploitation concessions. The Company reviews the status of the mining concessions underlying its interest in the Cenizas Property on a monthly basis and makes application for exploitation status for those exploration concessions which approach their expiration period and assists in the defense of those concessions against competing claims.

         Geology and Mineralization -- Gold mineralization occurs in several broad areas on the Cenizas Property in association with quartz-sericite and quartz-chlorite-epidote-magnetite alteration in Tertiary age diorite intrusives and volcanics. The dominant structural controls of the mineralization appear to be related to the proximity of the north- northeast oriented West Fissure Fault system.

         Exploration Potential -- The Company's management believes that the Cenizas Property has the potential to host one or more large scale, bulk minable, gold deposits. This belief is based on the results of the RTZ exploration work on the property and the field observations of the Company's technical staff. Strong to moderate strength gold mineralization has been seen in areas of the property despite the fact that rock outcrops are limited due to significant areas of the property being covered by a layer of colluvium one to three meters in depth. These areas of cover largely remain untested by previous work.

         Exploration Program -- The Company has commenced a program of geological mapping, aerial photography, trenching and sampling. After this initial phase of work is complete, the Company plans to start a reverse-circulation drilling program in April or May 1997.

         Acquisition of Property -- The Company signed a Letter of Intent with RTZ on December 13, 1996 whereby the Company can earn an initial 51% interest in the Cenizas Property mining concessions by making cash payments totaling $350,000 and completing at least $1,000,000 of exploration work over three years. Payments to RTZ during the first year total $50,000 with a first year exploration commitment by the Company of $200,000. The Company will also grant to RTZ options to purchase shares of its Common Stock as follows: by June 13, 1997 an option to purchase 150,000 shares of Common Stock at a price of $1.50 per share, by December 13, 1997 an additional option to purchase 150,000 shares of Common Stock at a price of $2.00.

         Upon completion of the required payments to RTZ and satisfaction of the Company's exploration commitments, the Company will be entitled to a 51% interest in the Cenizas Property mining concessions. At that time, the project will convert into a joint venture between the Company and RTZ with the Company serving as manager of the joint venture. It is presently contemplated that at such time a new entity (the exact form of which has not been specified) will be formed to hold title to the mining concessions with the Company initially owning 51% of the entity. If at any point after the formation of the joint venture either the Company or RTZ chooses not to contribute pro-rata to the financial requirements of the venture, its interest can be diluted to a 2% Net Smelter Royalty with a maximum value of $3,000,000. Within 60 days of the Company earning its 51% interest in the Cenizas Property mining concessions, RTZ has an option to obtain a 51% interest in the joint venture, with the Company retaining a 49% interest, by committing to fund and complete a bankable feasibility study within a 30 month period.

         Santa Eloisa Property

         Summary -- The Santa Eloisa Property covers approximately 4,700 hectares (11,600 acres) in the Maricunga Gold Mining District located in Region II of northern Chile. The geological setting of the Santa Eloisa Property is similar to that of several large porphyry style gold deposits that have been discovered in the Maricunga District over the past several years. The property is at an altitude of between 4,200 and 5,300 meters and can be reached in about a five hour drive, along mostly dirt roads, from the nearby town of Copiapo. The Company's interest in the Santa Eloisa Property is held by MFG. See "--Acquisition of Property."

         General Information -- The property consists of 25 exploration mining concessions covering approximately 4,700 hectares (11,600 acres). The Company is responsible for maintaining these mining concessions, and will review their status on a monthly basis and will make application for exploitation status for those concessions which approach their expiration period and defend the concessions against competing claims. See "Item 1. Description of Business-- Chile."

         The property lies in the southern part of the Atacama Desert which is very arid area with the minimal annual precipitation occurring mostly as snow in the winter months (May to October). There is only very sparse vegetation, mostly consisting of small tufts of grass.

         Topographically, the property is very variable but generally consists of moderately steep, to very steep, hill slopes rising to elevations of a maximum of about 5,300 meters from valleys at elevations of about 4,200 meters.

         Geology and Mineralization -- The Santa Eloisa Property is on the western slopes of the Jotabeche volcanic complex and therefore geologically the area is dominated by a sequence of volcanic flows that have been intruded by a series of Tertiary age sub-volcanic intrusives of mostly diorites and dacite composition. Strong hydrothermal alteration, particularly argillic alteration, has been observed over some areas of the property.

         Exploration Potential -- The geological setting of the Santa Eloisa Property is similar to the geological setting of the Refugio Mine some 20 kilometers to the north, operated by Bema Gold Corporation and Amax Gold Inc., and the Cerro Casale prospect some 5 kilometers to the south, and the Cerro Roman prospect 5 kilometers to the east currently being drilled by Arizona Star Resources Corporation and Bema Gold Corporation. These are porphyry style gold deposits, with large gold resources in the case of Refugio and Cerro Casale, typical of a number of deposits that have been discovered in the Maricunga District over the past several years. Furthermore, a series of gold mineralized veins have been actively explored from both surface and underground by several operators on the Santa Cecilia property to the north and adjacent to the Santa Eloisa Property.

         Exploration Program -- A property-wide exploration program consisting of geochemical sampling and geological mapping commenced in February 1997. This work is being guided by the use of satellite-generated imagery. The initial phase of this work should be completed during March and April, with follow-up work occurring thereafter.

         Acquisition of Property -- On January 22, 1997 the Company entered into an agreement ("Santa Eloisa Agreement") with certain mining concession owners ("Santa Eloisa Owners"). Pursuant to the Santa Eloisa Agreement, the Santa Eloisa Owners will cause a new Chilean corporation to be formed, Minera Santa Eloisa S.A. ("MSE"), and title to all of the mining concessions on the property held by the Santa Eloisa Owners will be transferred to MSE. In return, the Santa Eloisa Owners will receive, in the aggregate, 500 MSE series A shares and 1,500 MSE series B shares, together representing 100% of MSE's equity. The Company, pursuant to the Santa Eloisa Agreement, will receive: (I) 500 MSE series A shares from the Santa Eloisa Owners upon payment of $500,000 to the Santa Eloisa Owners ("Purchase Option Payment"); $30,000 paid on January 22, 1997, $135,000 payable on April 30, 1997, $135,000 payable on November 30, 1997, $100,000 payable on March 31, 1998 and $100,000 payable on March 31, 1999, and (ii) 1,000 newly issued MSE series A shares upon its completion of funding a $1,000,000 exploration work program ("Exploration Commitment") on or before March 31, 1999. Upon the Company's payment of the Purchase Option and funding its Exploration Commitment, the Company will own 50% of the capital of MSE in the form of series A shares, and the Santa Eloisa Owners will own 50% of the capital of MSE in the form of series B shares. Thereafter, the equity interest represented by the series B shares cannot be diluted below 25% of the total equity interest in MSE.

         If the Company's exploration results justify, MSE, the Company and the Santa Eloisa Owners will jointly implement and fund a feasibility study program ("Feasibility Study"). Upon completion of the Feasibility Study, MSE will issue an aggregate of 3,000 series A shares to the Company and the Santa Eloisa Owners in proportion to their relative contributions to the costs of the Feasibility Study.

         Upon completion of the Feasibility Study, MSE and the Company will jointly seek third-party debt financing of production facilities sufficient to bring the mining concessions into production. Should a third-party financing source require the shareholders of MSE to provide additional capital in the form of subordinated debt or additional equity, the Company has agreed to contribute on behalf of the series B shareholders their proportionate share of said additional capital ("Carried Interest"). The Carried Interest will bear an interest rate of LIBOR plus 5% and will be repaid by the series B shareholders out of distributions made on the series B shares by MSE. The Company will receive all series B distributions until the Carried Interest plus accrued and unpaid interest is paid in full.

         The Company will manage the business affairs and daily operations of MSE and will appoint its directors in proportion to its relative ownership percentage of MSE.

         Notwithstanding the above described structure for bringing the Santa Eloisa Property into production, there can be no assurances that the Company's exploration program will identify an ore body capable of economical production. If at any time the Company determines to cease exploration on the property or elects not to make payments towards to option, the Company would lose its rights to explore and develop the property and would forfeit any Purchase Option Payment installments already made to the Santa Eloisa Owners. During the term of the Santa Eloisa Agreement, the Company has the exclusive right to exploit, benefit, explore, develop and smelt minerals from the property.

ENVIRONMENTAL POLICY.

         The Company is committed to balancing good stewardship in the protection of the environment with the need for economic growth. In particular, it is the Company's policy to measure, maintain and improve its compliance with environmental laws and regulations, to place a high priority on environmental considerations in planning, exploring, constructing, operating and closing facilities. Also, the Company places primary responsibility for compliance with environmental laws with operations management. In the absence of any regulation, the Company's policy is to recognize environmental risks and manage these risks in a cost-effective manner that protects the environment and the Company's economic future. It is also the Company's policy to promote employee involvement in implementing its environmental policy and to encourage employee reporting of suspected environmental problems. There are no environmental regulation issues which to the Company's knowledge have an adverse impact on the current exploration programs of the Company. To the Company's knowledge, its proposed operations are in compliance with applicable environmental laws.

COMPETITION.

         The mineral exploration and mining businesses are competitive in all of their phases. The Company competes with numerous other companies and individuals in a search for and the acquisition of attractive mineral properties. Many of these companies possess greater financial and technical resources. The Company's ability to develop reserves in the future will depend not only on its ability to develop its present properties, but also on its ability to select and acquire suitable prospects for mineral exploration.

EMPLOYEES.

         At March 28, 1997, the Company employed 12 individuals on a full time basis. In addition, the Company has two full time and several part time geological consultants. The Company anticipates hiring one additional full time employee during the first half of 1997. To the extent the Company is successful in acquiring additional mineral properties, it may hire one or more employees or consultants on a full time basis in the technical field. The Company intends to utilize the services of outside technical and professional firms and individuals on a contractual basis to perform specific work.

GLOSSARY OF TERMS

air photo interpretation: the study of air photos of a region of geologic interest for the purpose of identifying large scale geologic features.

alteration: any change in the mineral composition of a rock brought about by physical or chemical means.

andesite: a dark colored, fine grained volcanic rock.

aphanitic: a term applied to fine grained igneous rocks whose constituents are too small to be distinguished by the unaided eye.

argillic: pertaining to clay or clay minerals.

argillic alteration: an alteration in which certain minerals are converted to minerals of the clay group.

assay results: the results of an analysis used to determine the proportions of metals in a rock sample.

Atacama Fault System: a well recognized, north-south trending fault system in northern Chile, which controls a significant amount of known mineralization in the area.

Atacama Desert: a desert region of northern Chile.

basalt: a dark colored igneous rock, commonly extrusive, composed primarily of plagioclase and pyroxene; the fine grained equivalent of gabbro.

bedrock: the solid rock that underlies gravel, soil or other superficial material.

breccia fragments: angular pieces of broken rock.

breccia: a coarse grained rock composed of large angular pieces of broken rock.

brecciated mylonites: a breccia in which the large angular pieces are a compacted rock with a streaky or banded structure produced by extreme shearing during dynamic metamorphism.

bulk minable: able to be mined in bulk, that is on a large scale, typically by open pit methods.

calcite: calcium carbonate, a common rock forming mineral; usually white or gray in color.

chlorite: a group of platy, greenish magnesium iron aluminum silicate minerals, widely distributed in low grade metamorphic rocks or as alteration products of ferromagnesian minerals.

colluvium: a general term applied to loose and incoherent deposits, usually at the foot of a slope or cliff, brought there chiefly by gravity.

copper oxide: a group of minerals that are ores of copper or minor ores of copper, found in the oxidized zone of sulfide copper deposits.

coarse: as in coarse grained, said of rocks in which the individual minerals or grains are relatively large and can be seen with the unaided eye.

crystalline: having regular molecular structure.

dacite: a fine grained volcanic rock which is similar in composition to andesite, except for a greater abundance of quartz crystals that are frequently visible to the naked eye.

diamond drill program: a planned sequence of drilling bore holes using bits inset with diamonds as the rock cutting tool to produce a recoverable core of rock for observation and assay.

diorite: a dark, coarsely crystalline igneous rock, similar in composition to granite, which is composed principally of silica, aluminum, calcium, and iron.

earthy: said of minerals having a dull luster and a surface rough to the touch.

El Salvador: a large copper mine in Northern Chile operated by Codelco, the national Chilean copper mining company.

epidote: a green colored, calcium aluminum iron silicate mineral which is common in low grade metamorphic rocks derived from limestone.

epigenetic: said of a mineral deposit of origin later than that of the enclosing rocks.

gabbro: a group of dark colored, basic intrusive igneous rocks composed principally of two specific minerals, plagioclase and pyroxene.

geochemical sampling: the process of sampling rock or soil for the purpose of having the sample analyzed for the distribution and amounts of the chemical elements within it.

geological mapping: the process of recording the distribution, nature and age relationships of rock units and the occurrence of structural features on a map.

geophysical surveys: the use of one or more geophysical techniques - electric, gravity, magnetic, seismic, or thermal - in the search for economically valuable mineral deposits.

grade: the relative quantity or percentage of ore mineral content.

heap-leach copper mine: a copper mine which uses a process whereby a weak sulfuric acid solution is percolated through copper ore stacked on an impervious liner, to dissolve minerals.

hematite: a common iron mineral which occurs as both a primary constituent of rocks and as an alteration product.

host rocks: a body of rock serving as a host for mineral deposits.

hydrothermal: of or pertaining to hot water, to the action of hot water, or to the products of this action, such as a mineral deposit precipitated from a hot aqueous solution.

igneous: said of a rock or mineral that solidified from molten or partly molten material.

intrusive: said of the process, and of rock formed by the process, of emplacement of magma in a pre-existing rock.

iron oxide: a common mineral found in all rock types as a primary constituent or alteration product, also an ore of iron.

Jotabeche Volcanic Complex: a recognized set of geologic features pertaining to the activities, structures and rock types of a volcano, located in the Maricunga District of northern Chile.

La Escondida: a large open pit copper mine in northern Chile.

limestone: a sedimentary rock consisting chiefly of the mineral calcite.

mafic: said of an igneous rock composed chiefly of dark, ferromagnesian minerals.

magma: naturally occurring molten rock material, generated within the earth and capable of intrusion and extrusion, from which igneous rocks have been derived through solidification and related processes.

magmatic: of, pertaining to, or derived from magma.

magnetite: a black, strongly magnetic opaque mineral; a very common and widely distributed accessory mineral in rocks of all kinds.

Maricunga District: a recognized precious metal (gold, silver) mineral district of northern Chile, named after a geographic feature, Salar Maricunga.

mineralization: the process by which a valuble mineral or minerals are introduced into a rock, resulting in a potential or actual ore deposit.

molybdenum: a base metal element.

outcrop: that part of a geologic formation or structure that appears at the surface of the earth.

porphyry: a medium to fine-grained intrusive rock containing numerous larger sized phenocrysts.

porphyry style: resembles a style of mineralization in which a large body of rock, typically a porphyry, contains dissemintaed chalcopyrite and other sulfide minerals. Such deposits are known as porphyry copper deposits, and are mined in bulk, on a large scale, generally in open pits, for copper and by-product, molybdenum.

primary mineral: a mineral formed at the same time as the rock enclosing it.

pyrite: a common iron sulfide mineral with a yellow color and a brilliant metallic luster.

quartz: crystalline silica; silicon dioxide, an important rock-forming mineral, the most common gangue mineral of ore deposits.

recrystallization: the formation, essentially in the solid state, of new crystalline material grains in a rock. The new grains are generally larger than the original grains, and may have the same or a different mineralogical composition.

Region I, II, III and IV: political/administrative divisions of the country, Chile. Chile has 14 designated regions starting at Region I in the north and ending with Region 14 in the south. Regions I, II, III and IV all correspond to northern parts of the country.

reverse-circulation drilling: a drilling method using double walled drilling rods, where compressed air is pumped down the hole through the outer annulus flushing rock chips produced by the drill bit upward through the inner annulus to a collection mechanism at the surface.

rock chip samples: the samples of rock produced by the reverse-circulation drilling process.

rotary drill holes: a drilling method where compressed air is pumped down the drill stem and the rock chips are flushed to the surface between the drill rod and the walls of the drill hole.

sample grids: a network composed of two sets of uniformly spaced parallel lines, usually intersecting at right angles and forming squares, superimposed on a map, chart, or aerial photograph, to permit identification of ground locations by means of a system of coordinates, where rock or soil samples will be taken.

sericite: a white, fine grained potassium mica occurring in small scales and flakes as an alteration product of various aluminosilicate minerals.

satellite-generated imagery: radar or photographically generated images produced by satellites.

secondary minerals: a mineral formed later than the rock enclosing it, usually at the expense of an earlier formed primary mineral.

shear zone: a tabular zone of rock that has been crushed and brecciated by many parallel fractures due to shear strain; such an area is often mineralized by ore-forming solution.

siderite: a brownish mineral of the calcite group; iron carbonate; also an ore of iron.

silicate: a compound whose crystal structure contains SiO4 tetrahedra, either isolated or joined through one or more of the oxygen atoms to form groups, chains, sheets, or three dimensional structures with metallic elements.

silicification: the introduction of, or replacement by, silica; especially in the form of fine grained quartz, chalcedony, or opal, which may fill pores and replace existing minerals.

silicified: said of a rock altered by silicification.

skarn: iron-garnet, magnetite bearing contact metamorphosed rock derived from pure limestones or dolomites.

specular hematite: a black or gray variety of hematite with a splendent metallic luster.

strike length: the length in the strike direction, which is, the direction taken by a structural surface as it intersects the horizontal plane.

sulfide minerals: mineral compounds characterized by the linkage of sulfur with a metal.

surface mining: typically refers to open pit mining methods.

Tertiary: the time span between 65 million and 2 million years ago.

sub-volcanic: a term used to describe igneous rock formed at a shallow depth, that is, in the environment below a surface volcanic environment.

trenching: the process of creating long narrow excavations in the earth's surface to expose areas of geologic interest.

vein: an epigenetic mineral filling of a fault or other fracture, in tabular or sheetlike form, often with associated replacement of the host rock.

veinlet: small scale vein structures.

volcanics: those igneous rocks that have reached or nearly reached the Earth's surface before solidifying.

volcanic flows: a mass movement of unconsolidated volcanic material or magma, in the plastic or semifluid state.

West Fissure Fault: a well recognized north-south trending fault system in northern Chile, which controls a significant amount of known mineralization in the area.

ITEM 2. DESCRIPTION OF PROPERTY.

         A complete description of the Company's mineral exploration properties is set forth above in "Item 1. Description of Business -- Mineral Exploration Properties."

The Company leases office space aggregating 12,855 square feet in Vancouver, British Columbia (corporate headquarters, 2,303 square feet), Santiago, Chile (MFG exploration office, 7,059 square feet) and Caldera, Chile (Resguardo field office, 3,443 square feet). The aggregate lease payments for these properties is $4,222 per month.

ITEM 3. LEGAL PROCEEDINGS.

         There are no material pending legal proceedings to which the Company is or is likely to be a party or of which any of its subsidiaries or properties are or are likely to be the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1996.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

GENERAL.

         The Company's authorized capital consists of 20,000,000 shares of Common Stock, $.001 par value, of which 6,060,000 are issued and outstanding as of March 28, 1997. In addition, 3,600,000 Shares of Common Stock are reserved for issuance as part of the Units issuable upon conversion of the Series A Notes, 3,600,000 shares are reserved for issuance upon the exercise of the Warrants to be included in the Units issued upon conversion of the Series A Notes, 85,000 shares are reserved for issuance as payment of a loan acquisition fee in connection with the Bridge Note, 75,000 shares are reserved for issuance as consideration for pledges of collateral to secure the Bridge Note, 650,000 shares are reserved for issuance upon exercise of the warrant issued to the Lender in connection with the Bridge Note transaction, 1,000,000 shares are reserved for issuance upon exercise of options granted under the Company's Stock Option Plan, 400,000 shares are reserved for issuance upon the exercise of warrants issued to Laminco in connection with a Loan Agreement dated June 20, 1996 and 300,000 shares will be reserved for issuance pursuant to options which have been or will be issued pursuant to a Letter of Intent with RTZ.

         Holders of shares of Common Stock are entitled to one vote for each share of Common Stock held of record on all matters submitted to a vote of shareholders. Each share of Common Stock is entitled to receive dividends as may be declared by the Company's Board of Directors out of funds legally available. In the event of liquidation, dissolution of winding up of the Company, the holders of Common Stock are entitled to share ratable in all assets remaining after payment in full of all creditors of the Company.

         The Company's Common Stock presently is traded on the OTC-Bulletin Board ("OTC-BB") under the symbol "FGLD." As of April 4, 1997, there were approximately 92 holders of record of the Common Stock. In the Company's estimation, based upon reliable information available to the Company, there are over 500 beneficial owners of the Company's Common Stock. The last reported bid and ask prices for the Common Stock on April 4, 1997, was $ 0.8125 and $1.375 per share, respectively. The following table sets forth the high and low prices on the OTC-BB of the Common Stock for each quarterly period in 1995 and 1996.

                                                BID PRICE
                                          --------------------
                    CALENDAR QUARTER        HIGH         LOW
                    ----------------        ----         ---
                        1995
                        ----

                    First Quarter         $   1.00     $    .60
                    Second Quarter        $   1.25     $   1.00
                    Third Quarter         $   1.25     $   1.00
                    Fourth Quarter        $   1.00     $   1.00

                        1996
                        ----

                    First Quarter         $   1.25     $   0.63
                    Second Quarter        $   1.75     $   1.00
                    Third Quarter         $   1.50     $   1.25
                    Fourth Quarter        $   1.88     $   1.38

VOLUNTARY STOCK POOLING AGREEMENTS.

         Each purchaser of the Series A Notes, as a condition precedent to his, her or its purchase, entered into a Voluntary Pooling Agreement ("Pooling Agreement"). Under the terms of the Pooling Agreement each purchaser of Series A Notes severally agreed with the Company, the Trustee (as defined in the Pooling Agreement) and each with the other, that they will deliver the certificates representing their respective shares of Common Stock issued as part of the Units upon conversion of the Series A Notes to the Trustee. Pursuant to the Pooling Agreement the Trustee will hold all certificates representing the Shares subject to release , on a pro-rata basis, as set forth below:


PRO-RATA SHARES OF COMMON STOCK                RELEASE DATE
-------------------------------                ------------
25% of Common Stock purchased                  April 1, 1997(1)
25% of Common Stock purchased                  July 1, 1997
25% of Common Stock purchased                  October 1, 1997
the balance of Common Stock purchased          January 1, 1998

(1) Upon conversion of the Series A Notes, the first 25% of the Common Stock to be included in the Units will be immediately released.

Shares of Common Stock held by the Trustee are not transferable. However the owners of such shares will continue to possess all other rights, including the right to vote, attendant to their shares.

         In connection with the Company's acquisition of FHL, all FHL shareholders executed a Pooling Agreement (the "FHL Pooling Agreement') with the Company which restricted the transfer of the 3,560,000 shares of the Company's Common Stock issued in the acquisition (the "Acquisition Shares"). Pursuant to the FHL Pooling Agreement, transfer of the Acquisition Shares was prohibited. However, on a quarterly basis commencing February 1, 1997, 25% of the Acquisition Shares are to be released from the transfer limitations imposed by the FHL Pooling Agreement. On November 1, 1997, all of the Acquisition Shares will have been released. Once released, however, the Acquisition Shares may only be transferred pursuant to an effective registration statement or an available exemption from registration under the Act.

         On December 31, 1996, in connection with a Share Purchase and Sale Agreement between Laminco and an unaffiliated syndicate of purchasers, Laminco sold 2,597,000 shares of the Company's Common Stock; 1,497,000 of such shares had been released early by the Company from the transfer restrictions of the FHL Pooling Agreement. Each purchaser in this transaction entered into a Stockholders' Agreement with the Company, the terms of which restrict the transferability of the shares purchased until December 20, 1997.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The Company is, and plans to continue to be, engaged in the acquisition, exploration and, if warranted, development of mineral properties, primarily gold and copper properties located in Latin America. The Company's near term operational plan is to complete exploration on its three principal mineral property interests and to pursue the identification and acquisition of additional mineral properties. The Company has implemented an aggressive plan to assess new opportunities for the acquisition of additional mineral properties with the potential to be significant gold and copper producers.

         During 1997, the Company will be required to pay $405,000 in lease and purchase option payments in connection with its Resguardo, Cenizas and Santa Eloisa properties. See "Item 1. Description of Business--Mineral Exploration Properties." In addition, the Company is required to expend $200,000, $300,000 and $500,000 in conducting exploration on its Cenizas Property during 1997, 1998 and 1999, respectively, and $1,000,000 in conducting exploration on its Santa Eloisa Property before April 30, 1999.

         The Company also intends to expend significant additional funds on i) exploration in excess of contractual commitments, ii) identification and acquisition of additional mineral properties and iii) general and administrative costs associated with the implementation of its operational plan. The Company has the ability to exercise control over the amount and timing of a significant portion of these additional costs.

         The Company has experienced operating losses since inception, resulting in an accumulated deficit position. These operating losses are a result of the Company's (i) expansion of its administrative staff and technical staff to fully support the Company's exploration and property acquisition activities, (ii) exploration expenditures on the Company's existing properties, and (iii) cost associated with the Company's mineral property acquisition program. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are discussed below.

         It is anticipated that the proceeds from the Series A Notes and the Bridge Note will satisfy the Company's cash requirements until June, 1997. The Company may extend this date through reducing its current exploration budget and acquisition activities. To the extent the additional financial resources discussed below are not available to the Company, the Company may be required to substantially reduce or eliminate its exploration and or acquisition activities.

         The Company's current operational plan relies upon the full conversion of all Series A Notes. The Company has been utilizing the proceeds of the Series A Notes in connection with its business operations. Therefore, if any of the Series A Note Holders elect not to convert, the Company may be required to use any or all of the remaining proceeds from the offering of the Series A Notes to repay principal and interest to those Series A Note Holders who elect not to convert. There can be no assurance that the Company will have sufficient remaining proceeds to repay those Series A Note Holders who elect not to convert. The Company may be required to seek outside sources of capital to meet its financial obligations under the Series A Notes if a sufficient number of Series A Note Holders elect not to convert. In addition, to maintain the Company's current level of exploration and acquisition activities, the Company will need a significant portion of the Warrants to be exercised during 1997. The Company currently anticipates that it will sell additional securities at a price sufficient to raise approximately $2 million to $4 million, either pursuant to registration or an exemption from registration under the Act within the next 12 months, however, there can be no assurance that the Company will be successful in completing such sales. If the Company is successful in obtaining proceeds from a significant number of Warrant exercises and it is successful in selling additional securities, the Company likely will expand its property acquisition program and accelerate exploration work on its current properties.

         During the next 12 months the Company will focus its human and financial resources on i) exploration of its existing properties, ii) identification and acquisition of additional mineral properties and iii) exploration of mineral properties subsequently acquired. The Company does not anticipate any significant purchases or sales of plants or equipment during the next twelve months.

         Currently, the Company has 12 full time employees. The Company also has two full time and several part time geological consultants. The Company anticipates hiring one additional full time employee during the first half of 1997. To the extent the Company is successful in acquiring additional mineral properties, it may hire one or more employees or consultants on a full time basis in the technical field.

ITEM 7. FINANCIAL STATEMENTS.

AUDITORS' REPORT


To the Shareholders
Fremont Gold Corporation

We have audited the consolidated balance sheet of Fremont Gold Corporation as at December 31, 1996 and the consolidated statements of operations, shareholders' deficit and cash flow for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at December 31, 1996 and the results of its operations and its cash flow for the year then ended in accordance with generally accepted accounting principles in the United States.

The consolidated financial statements as at December 31, 1995 and for the year then ended were audited by another auditor who expressed an opinion with a reservation relating to a going concern contingency on those statements in their report dated February 20, 1996 under generally accepted auditing standards in the United States. Had the opinion been expressed in accordance with Canadian generally accepted auditing standards, the opinion would have been without reservation.

/s/ KPMG

Chartered Accountants

Vancouver, Canada
April 8, 1997

COMMENTS BY AUDITIORS FOR U.S. READERS
ON CANADA - U.S. REPORTING CONFLICT

In the United States, reporting standards for auditors require the addition of an explanatory paragraph following the opinion paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the company's ability to continue as a going concern, such as those described in notes 1 and 2 to the consolidated financial statements. Our report to the shareholders dated April 8, 1997 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditors' report when these are adequately disclosed in the financial statements.

/s/ KPMG

Chartered Accountants

Vancouver, Canada
April 8, 1997

                            FREMONT GOLD CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           (Expressed in U.S. Dollars)



                                                               December 31,    December 31,
                                                                  1996            1995
                                                               -----------     -----------
ASSETS

CURRENT ASSETS:
  Cash                                                         $ 1,014,522     $     1,035
  Accounts receivable                                               28,829              --
  Due from related parties (note 3)                                 13,039              --
  Amounts due on Series A Convertible Notes                         30,000              --
  Prepaid expenses                                                   7,831              --
                                                               -----------     -----------
                                                                 1,094,221           1,035

NON-CURRENT ASSETS:
  Mineral properties (note 4)                                      396,239              --
  Property and equipment, net (note 5)                              95,026              --
                                                               -----------     -----------
TOTAL ASSETS                                                   $ 1,585,486     $     1,035
                                                               ===========     ===========


LIABILITIES AND STOCKHOLDERS--DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                     $   128,837     $        --
  Due to related parties (note 6)                                   56,854              --
  Loans payable                                                         --           5,000
  Promissory note payable (note 7)                                  22,600              --
  Series A Convertible Notes (note 8)                            1,800,000              --
  Current portion of capital lease obligations (note 12)            24,833              --
                                                               -----------     -----------
                                                                 2,033,124           5,000

NON-CURRENT LIABILITIES:
  Capital lease obligations, less current portion (note 12)         11,544              --

MINORITY INTEREST                                                    2,500              --

STOCKHOLDERS' DEFICIT
  Common stock (note 9)
     $.001 par value; 20,000,000 authorized; 1,000,000  and
      6,060,000 issued and outstanding at December 31,1995
      and 1996 respectively                                         25,060          20,000
  Additional paid-in capital                                     1,004,526         471,100
  Unearned compensation                                           (134,081)             --
  Accumulated deficit                                           (1,357,187)       (495,065)
                                                               -----------     -----------
Total Stockholders' Deficit                                       (461,682)         (3,965)

Commitments and Contingencies (notes 4, 8, 12, and 14)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $ 1,585,486     $     1,035
                                                               ===========     ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            FREMONT GOLD CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Expressed in U.S. Dollars)


                                                       For the Years Ended
                                                   ---------------------------
                                                   December 31,    December 31,
                                                      1996            1995
                                                   -----------     -----------
Interest income                                    $    15,730     $        --


GENERAL AND
ADMINISTRATIVE EXPENSES:
  Compensation expense from stock option grants         25,519              --
  Salaries and consulting                              235,738              --
  Depreciation                                           6,137              --
  Foreign exchange                                      12,153              --
  Legal and accounting                                 101,442              --
  Rent and office expenses                              85,075           9,862
  Investor services                                     43,033              --
  Travel & public relations                             80,751              --
                                                   -----------     -----------
                                                       589,848           9,862

IMPAIRMENT OF MINERAL PROPERTIES (note 4)              153,671
General Exploration                                     77,123              --
                                                   -----------     -----------

Loss from operations                                   804,912           9,862

Interest expense                                        57,210              --
                                                   -----------     -----------

Net loss                                           $   862,122     $     9,862
                                                   ===========     ===========


Weighted average number
 of shares outstanding                               3,420,874       1,000,000
                                                   ===========     ===========

Loss per common share                              $     (0.25)    $     (0.01)
                                                   ===========     ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            FREMONT GOLD CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                           (Expressed in U.S. Dollars)


                                          Common Stock
                                       $ 0.001 Par Value
                                   --------------------------
                                     Shares
                                   (restated,       Amount        Additional        Unearned       Accumulated        Total
                                     note 9)                    Paid-In Capital   Compensation       Deficit
                                   --------------------------     -----------      -----------     -----------     -----------
Balance December 31, 1994            1,000,000    $    20,000     $   471,100      $        --     $  (485,203)    $     5,897

Net loss                                    --             --              --               --          (9,862)         (9,862)

                                   --------------------------     -----------      -----------     -----------     -----------

Balance December 31, 1995            1,000,000    $    20,000     $   471,100      $        --     $  (495,065)    $    (3,965)

Forgiveness of debt                         --             --          12,000               --              --          12,000

Issuance of stock options                   --             --         159,600         (159,600)             --              --

Amortization of unearned
compensation                                --             --              --           25,519              --          25,519

Private placement                    1,000,000          1,000         199,000               --              --         200,000

Private placement                      500,000            500         139,500               --              --         140,000

Acquisition of Flagship Holding
  Ltd. (note 2(d))                   3,560,000          3,560          23,326               --              --          26,886

Net loss                                    --             --              --               --        (862,122)       (862,122)
                                   --------------------------     -----------      -----------     -----------     -----------

Balance December 31, 1996            6,060,000    $    25,060     $ 1,004,526      $  (134,081)    $(1,357,187)    $  (461,682)
                                   ==========================     ===========      ===========     ===========     ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            FREMONT GOLD CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Expressed in U.S. Dollars)


                                                              For the Years Ended
                                                          ---------------------------
                                                          December 31,    December 31,
                                                             1996            1995
                                                          -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                  $  (862,122)    $    (9,862)

Adjustments to reconcile net loss to net cash used in
operating activities:
  Compensation expense from stock option grants                25,519              --
  Depreciation                                                  6,137              --
  Expenses paid by issuance of shares by Flagship
    Holding Ltd.                                               24,000              --
  Impairment of mineral properties                            153,671              --
  Increase (decrease) in
    Accounts receivable                                       (28,829)             --
    Due from related parties                                  (13,039)             --
    Prepaid expenses                                           (7,831)             --
    Accounts payable and accrued liabilities                  128,837              --
                                                          -----------     -----------

Net cash used in operating activities                        (573,657)         (9,862)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Due to related parties                                       56,854              --
  Lease payments                                               (2,030)             --
  Loan payable                                                  7,000           5,000
  Loan received from affiliate                                200,000              --
  Repayment of loan from affiliate                           (200,000)             --
  Series A Convertible Notes                                1,770,000              --
  Issuance of shares for cash                                 340,000              --
  Issuance of shares for cash by Flagship Holding Ltd.          2,886              --
  Increase in minority interest                                 2,500              --
                                                          -----------     -----------

Net cash flow from financing activities                     2,177,210           5,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in mineral properties                           (549,910)             --
  Investment in property and equipment                        (40,156)             --
                                                          -----------     -----------

Net cash used in investing activities                        (590,066)             --

Net increase (decrease) in cash                             1,013,487          (4,862)

Cash and cash equivalents, beginning of
  period                                                        1,035           5,897
                                                          -----------     -----------

Cash and cash equivalents, end of period                  $ 1,014,522     $     1,035
                                                          ===========     ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FREMONT GOLD CORPORATION
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the Year Ended December 31, 1996
--------------------------------------------------------------------------------

1. NATURE OF OPERATIONS

The Company is a Delaware corporation and its principal business activity is the acquisition, exploration and development of mineral properties, primarily gold and copper properties located in Latin America.

During 1996, the Company commenced a program of exploration of certain mineral properties, and as at December 31, 1996 had not established the existence of economically recoverable mineral reserves. Continuing operations of the Company and the recoverability of amounts shown for mineral properties are dependent upon the discovery of economically recoverable reserves, the ability of the Company to obtain financing to complete exploration and development and future profitable operations or proceeds from the disposition thereof.


2. SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The financial statements have been prepared assuming the Company will continue as a going concern. Certain factors, discussed below, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has a substantial working capital deficit at December 31, 1996 due to current debt maturities, and does not have sufficient funds to meet the exploration objectives as presently planned. Management recognizes that the Company must generate additional resources to enable it to continue operations. The Company is actively pursuing the sale of equity securities with funds raised being made available to the Company. Management expects these pursuits will result in additional resources to the Company, however, no assurance can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve profitability or positive cash flows in the future.

An election by Series A Note holders (see note 8, Series A Convertible Notes) not to convert such debt to equity would result in the Company being required to repay the principal amount of the unconverted Series A Note, together with accrued and unpaid interest, on June 30, 1997. The Company has been utilizing the proceeds of the Series A Notes in connection with its business operations. Therefore, if any of the Series A Note holders elect not to convert, the Company may be required to repay principal and interest to those Series A Note holders who elect not to convert. There can be no assurance that the Company will have sufficient funds to repay those Series A Note holders who elect not to convert. The Company may be required to seek outside sources of capital to meet its financial obligations under the Series A Notes if a sufficient number of Series A Note holders elect not to convert. The failure to procure such financing on acceptable terms could have a material adverse effect on the Company's business, financial condition and results of operations.

If the Company is unable to obtain adequate additional financing, management will be required to curtail the Company's exploration and mineral property acquisition programs.

(b) Use of estimates

FREMONT GOLD CORPORATION
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the Year Ended December 31, 1996
--------------------------------------------------------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(c) Principles of consolidation

The consolidated statements include the accounts of the Company and its 100% owned subsidiary, Flagship Holding Ltd. ("FHL"), and 99% owned subsidiary Minera Fremont Gold Chile S.A. ("MFG"). All significant intercompany transactions and balances have been eliminated on consolidation.

(d) Accounting treatment of Flagship Holding Ltd. acquisition

Pursuant to a Share Purchase Agreement dated July 31, 1996, with an effective date of July 1, 1996, the Company acquired 100% of the issued and outstanding shares of FHL it did not previously own. The Company completed this acquisition in consideration of the exchange of 3,560,000 shares of its Common Stock.

The acquisition of FHL by the Company has been accounted for at historical cost in a manner similar to pooling of interest accounting. Accordingly, the statements of operations and cash flows for the year ended December 31, 1996 include the results of FHL from its inception (June 14, 1996). The effect of the acquisition of FHL on the number of shares and capital accounts of the Company is shown in the statement of shareholder's deficit for the year ended December 31, 1996.

(e) Cash and cash equivalents

Cash and cash equivalents consist of highly liquid investments that are readily convertible to known amounts of cash and generally have original maturity values of three months or less.

(f) Mineral properties

All mineral claim acquisition costs and exploration and development expenditures in the pre production stage relating to mineral properties, net of any recoveries, are capitalized. General exploration expenditures which do not relate to specific resource properties are expensed in the period incurred.

The amounts shown as deferred mineral property costs represent net costs to date and do not necessarily represent present or future values.

On an on-going basis, the Company evaluates each property based on results to date to determine the nature of exploration work that is warranted in the future. If there is little prospect of further work on a property being carried out, the deferred costs related to that property are written down to the estimated recoverable amount.

The deferred acquisition, exploration and development costs related to a property from which there is production will be depleted on the unit-of-production method based upon estimated proven and probable reserves.

(g) Property and equipment

FREMONT GOLD CORPORATION
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the Year Ended December 31, 1996
--------------------------------------------------------------------------------

Amortization of office furniture and equipment, computer hardware and software, leased assets and leasehold improvements is provided on a straight line basis over a period of three years.

(h) Accounting for the impairment of long-lived assets

In 1996, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, ("SFAS 121"). The adoption of SFAS 121 had no effect on the Company's financial statements.

(i) Foreign currency translation

The Company and its subsidiaries use the U.S. Dollar as their functional currency. Transactions recorded in Chilean pesos, Barbados pounds and Canadian dollars are translated as follows:

         (i) Monetary assets and liabilities at the rate prevailing at the balance sheet date.

         (ii) Non-monetary assets and liabilities at historic rates.

         (iii) Income and expenses at the average rate in effect during the period.

Exchange gains or losses are recorded in the consolidated statement of operations.

(j) Accounting for stock based compensation

The Company uses the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for its stock-based incentive plans.

Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee or director must pay to acquire the stock.

(k) Income taxes

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

FREMONT GOLD CORPORATION
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the Year Ended December 31, 1996
--------------------------------------------------------------------------------

(l) Loss per share

Loss per share is computed by dividing the loss by the weighted average number of common shares outstanding during the period.

3. DUE FROM RELATED PARTIES

Balance represents employee advances for expenditures made by employees on behalf of the Company.


4. MINERAL PROPERTIES

Accumulated costs in respect to the Company's interest in mineral claims under option consist of the following:


Acquisition                      Balance at Dec.       Additions during         Written off       Balance at Dec.
and                                 31, 1995              the period           during period          31, 1996
Exploration Costs
-----------------------------------------------------------------------------------------------------------------
LOS LEONES & REMOLINO
  Acquisition                       $     --               $130,927               $130,927               $     --
  Exploration                             --                 22,744                 22,744                     --
-----------------------------------------------------------------------------------------------------------------
                                          --                153,671                153,671                     --
RESGUARDO
  Acquisition                             --                288,101                     --                288,101
  Exploration                             --                 83,138                     --                 83,138
-----------------------------------------------------------------------------------------------------------------
                                          --                371,239                     --                371,239
CENIZAS
  Acquisition                             --                 25,000                     --                 25,000
-----------------------------------------------------------------------------------------------------------------
                                          --                 25,000                     --                 25,000

-----------------------------------------------------------------------------------------------------------------
Total                               $     --               $549,910               $153,671               $396,239
=================================================================================================================

(a) Remolino Property

On June 17, 1996, the Company entered into a mining option on the Remolino Property. Under the terms of the agreement, the Company shall pay a total consideration of $105,000 plus all costs to keep the property in good standing. The $105,000 is payable $15,000 upon execution of the mining option; $15,000 in 6 months; $25,000 on the first anniversary of the mining option; and $50,000 on the second anniversary of the mining option. Additional option payments totaling $135,000 are as follows: $10,000 upon execution of the mining option; $20,000 on September 10,1996; $50,000 on December 10, 1996; and $55,000 on March 10, 1997.

In December, 1996 the Company elected to discontinue exploration on its Remolino property and elected not to make any further payments under its June 17, 1996 option to purchase. The Company has no further financial obligations to, nor ownership interest in the Remolino property and accordingly, exploration expenditures on this property were written off in 1996.

FREMONT GOLD CORPORATION
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the Year Ended December 31, 1996
--------------------------------------------------------------------------------

(b) Los Leones Property

On June 17, 1996, the Company entered into a mining option on the Los Leones Property. Under the terms of the agreement, the Company shall pay a total consideration of $100,000 plus all costs to keep the property in good standing. The $100,000 is payable $10,000 upon execution of the mining option; $15,000 in 6 months; $25,000 on the first anniversary of the mining option; and $50,000 on the second anniversary of the mining option.

In January, 1997 the Company elected to discontinue exploration on the Los Leones property and elected not to make further payments under its June 17, 1996 option to purchase the Los Leones mining concessions. The Company has no further financial obligations to, nor ownership interest in the Los Leones Property, and accordingly, exploration expenditures on this property were written off in 1996.

(c) Resguardo Property

On July 17, 1996 the Company entered into a 99 year Lease Agreement on the Resguardo Property. Lease payments are as follows: $75,000 upon execution of the Lease Agreement; $60,000 payable on each of the lease's first and second anniversary; and $80,000 payable on the lease's third anniversary. The Company has the exclusive right to exploit, benefit, explore, develop and smelt minerals from the 3,417 hectare (8,443 acre) property located on the Atacama Fault System of northern Chile. The owners retain a net smelter return production royalty, equal to 5% on gold and 1.5% on all other mineral production from the property, and a minimum annual royalty payment of $300,000 is payable when the property is in production. Subsequent to the third anniversary of the lease, the Company must complete a feasibility study and obtain project financing to begin production on or before the seventh anniversary of the lease. No payments to the owners are required during this period. If production financing has not been obtained during this period, and construction of the mine has not begun by the seventh anniversary, the Company must pay advance royalty payments of $150,000 in first year of delay; $200,000 in the second year of delay; $250,000 in the third year of delay; and 15% annual incremental increases for subsequent delays. The first royalty payment may be credited to the future net smelter return production royalty.

During the year, the Company applied for exploration claims on an additional 12,000 hectares (29,652 acres) adjacent to the leased property.

(d) Cenizas

The Company signed a Letter of Intent with RTZ Mining & Exploration Limited ("RTZ") on December 13, 1996 whereby the Company can earn an initial 51% interest in the Cenizas Property mining concessions located on the West Fissure Fault in northern Chile, by making cash payments totaling $350,000 and completing at least $1,000,000 of exploration work over three years. Payments during the first year total $50,000 with a first year exploration commitment by the Company of $200,000. The Company will also grant to RTZ options to purchase shares of its Common Stock as follows: by June 13, 1997 an option to purchase 150,000 shares of Common Stock at a price of $1.50 per share, by December 13, 1997 an additional option to purchase 150,000 shares of Common Stock at a price of $2.00.

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

FREMONT GOLD CORPORATION
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the Year Ended December 31, 1996
--------------------------------------------------------------------------------

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


5. PROPERTY AND EQUIPMENT

                                       Cost       Accumulated                 Net
                                                  Depreciation        1996          1995
-------------------------------------------------------------------------------------------
Office furniture and equipment       $ 43,306       $  2,012       $ 41,294       $     --
Computer hardware and software         17,285          1,372         15,913             --
Leased assets                          38,407          2,633         35,774             --
Leasehold improvements                  2,165            120          2,045             --
-------------------------------------------------------------------------------------------

Total                                $101,163       $  6,137       $ 95,026       $     --
===========================================================================================


6. DUE TO RELATED PARTIES

On April 11, 1996 Minera Fremont Gold Chile S.A. borrowed $20,006 from Roberto Partarrieu, an employee of the Company. The loan is non-interest bearing and is repayable upon demand. At December 31, 1996 $20,007 was outstanding.

On June 14, 1996, FHL borrowed $60,847 from Edward M. Topham, an officer and director of the Company, pursuant to a Loan Agreement. This loan is repayable upon demand with interest accruing at 10%. In December, payments totaling $25,065 ($24,000 of principal and $1,065 in interest) were made on the loan. At December 31, 1996 the principal outstanding was $36,847. $1,964 of interest was accrued on the loan and is included in accounts payable.


7. PROMISSORY NOTE

On October 31, 1996 the Company entered into a Promissory Note agreement with Laminco Resources Inc. ("Laminco") for the purchase of office and computer equipment. The note requires that monthly payments of $2,256 be made on the first day of each month commencing January 1, 1997 until full repayment has occurred. If payments are made when due, no interest on the principal is applied. If payments are not made when due, an interest charge of 1% compounded monthly applies on the aggregate unpaid principal balance plus accrued interest. The Company has pledged the assets purchased as additional collateral and has agreed not to dispose of the assets until the principal has been paid.

FREMONT GOLD CORPORATION
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the Year Ended December 31, 1996
--------------------------------------------------------------------------------

8. SERIES A CONVERTIBLE NOTES

On August 28, 1996, the Company commenced an offering of $1,800,000 principal amount of unsecured 10.5% Series A Convertible Notes ("Series A Notes"). Each Series A Note is convertible, at the option of the holder into Equity Units at any time after the issue date and prior to March 1, 1997 (the "Maturity Date"), at the rate of $0.50 per Equity Unit.

Each Equity Unit is comprised of one share of the Company's Common Stock, par value $0.001 per share, and one Redeemable Common Stock Purchase Warrant ("Warrant").

Each Warrant is exercisable until April 15, 1997 to purchase one share of Common Stock at the greater of $1.50 or 75% of the ten day average closing prices, as quoted on the OTC Bulletin Board, immediately preceding the notice of exercise. The Warrants issued in connection with the conversion of the Series A Notes as a component of the Equity Unit will be redeemable by the Company upon conversion of the notes, and upon 15 days notice to the Warrant holder, at a redemption price of $0.10 per Warrant.

The holders of the Series A Notes, Warrants or Common Stock issued to holders without an effective Registration Statement under the Securities Act of 1933, as amended, ("Act") shall have the right, at any time, to join with the Company to register the Common Stock and the Common Stock underlying the Series A Notes and Warrants in any Registration Statement under the Act filed by the Company with the Securities and Exchange Commission. The Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission on February 12, 1997. The Registration Statement includes the Common Stock underlying the Series A Notes and Warrants.

On August 26, 1996, Roberto L. Partarrieu, general manager of MFG, purchased Series A Notes in the principal amount of $30,000. On September 3, 1996 HRG, a private investment partnership, purchased Series A Notes in the principal amount of $25,000. Michael J. Hopley, president, chief executive and director of the Company beneficially owns one third of HRG.

Each purchaser of the Series A Notes, as a condition precedent to his, her or its conversion into Equity Units, must enter into a Voluntary Stock Pooling Agreement ("Pooling Agreement"). Under the terms of the Pooling Agreement each recipient of Common Stock pursuant to conversion of the Series A Notes will severally agree with the Company, the Trustee (as defined in the Pooling Agreement) and each with the other, that they will deliver or cause to be delivered to the Trustee certificates representing their respective shares of Common Stock received in the conversion. The shares of Common Stock issuable upon exercise of the Warrants will not be subject to the Pooling Agreement. Pursuant to the Pooling Agreement the Trustee shall hold all certificates subject to release, on a pro-rata basis, as follows:

PRO-RATA SHARES OF COMMON STOCK          RELEASE DATE
25% of Common Stock purchased            April, 1, 1997
25% of Common Stock purchased            July 1, 1997
25% of Common Stock purchased            October 1, 1997
the balance of Common Stock purchased    January 1, 1998

On February 27, 1997, the Company made amendments to the terms and conditions of the Series A Notes. The Company extended the expiry date of the Warrant component of the Units from April 15, 1997 to September 30, 1997. The Company requested that note holders extend the Maturity Date of the notes from March 1, 1997 to June 30, 1997.

FREMONT GOLD CORPORATION
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the Year Ended December 31, 1996
--------------------------------------------------------------------------------

As at March 31, 1997, 80% of the Series A Note holders representing 89% of the balance of the notes payable had signed and delivered to the Company, Maturity Date Extension Agreements. While management believes that the remaining note holders will sign and return their Agreements to the Company, the Company is in default on the remaining Series A Notes. In the event that the remaining Series A Note holders do not agree to the maturity date extension, these Series A Note holders may pursue remedies under the Note, in accordance with certain terms and conditions including earning default interest at the rate of 16% per annum. The principal amount of Series A Notes in default is $198,000.

The interest rate of 10.5% will be paid upon the notes until they are converted.

Upon conversion of the note, the first 25% release from the Voluntary Pooling Agreement, originally scheduled for April 1, 1997, will be immediately released. The balance of the releases will remain unchanged at July 1, 1997, October 1, 1997 and January 1, 1998.


9. SHARE CAPITAL

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

In connection with the reverse split the Company maintained the par value of its Common Stock at $0.001 par value per share, and the total number of shares of Common Stock authorized to be issued by the Company remained unchanged at 20,000,000 shares. The number of issued and outstanding shares of the Company's Common Stock after the reverse split was 1,000,000 shares. All references to shares of Common Stock have been retroactively adjusted to reflect this reverse split.

In May 1996, the Company's Board of Directors approved a private placement of 1,000,000 shares of Common Stock at an offering price of $0.20 aggregating $200,000 to the Company. This private placement was closed on July 30, 1996.

On July 31, 1996, the Board of Directors of the Company and holders of a majority of the outstanding shares of the common stock of the Company, authorized the Company, by written consent, to acquired 100% of FHL stock not previously owned by the Company. The Company completed this acquisition in consideration for the exchange of 3,560,000 shares of its Common Stock. Michael
J. Hopley, a director, president and chief executive officer of the Company, David Shaw, a director of the Company and Edward M. Topham, chief financial officer of the Company, received 418,000, 372,000, and 381,000 shares, respectively, of the Company's Common Stock in the exchange.

On August 1, 1996, the Company completed a private placement of 500,000 shares of its Common Stock to Laminco in consideration of $140,000.

FREMONT GOLD CORPORATION
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the Year Ended December 31, 1996
--------------------------------------------------------------------------------

WARRANTS

On June 4, 1996, and June 20, 1996 Laminco, then an affiliate of the Company, advanced loans to the Company. In consideration of these loans the Company granted Laminco warrants to purchase 400,000 shares of the Company's Common Stock at a purchase price of $1.00 for a period of two (2) years. Fair value of the warrants was considered nominal by the Company. In addition, the Company granted Laminco certain rights to participate in all future financing completed by the Company on the same terms offered third parties. Prior to year end the balance of the loans was repaid.

STOCK OPTIONS

The Company's stockholders have adopted the 1996 Incentive Stock Plan (the "Plan") which allows the Board of Directors to provide the Company's key employees with incentive compensation commensurate with their positions and responsibilities. The Plan permits the grant of incentive equity awards covering up to 1,000,000 shares of Common Stock and will be administered by the Compensation Committee of the Board of Directors (the "Committee"), two or more members of which will be independent directors. The Plan provides for the grant of non-qualified stock options and incentive stock options (collectively, the "Incentive Awards"). Key employees of the Company and its subsidiaries, including officers who are not also members of the Board of Directors, will be eligible to participate in the Plan.

The Board of Directors may at any time amend the Plan in any respect; provided, that, without the approval of the Company's shareholders, no amendment may (i) increase the number of shares of Common Stock that may be issued under the Plan,
(ii) materially increase the benefits accruing to individuals holding Incentive Awards, or (iii) materially modify the requirements as to eligibility for participation in the Plan.

Changes in stock options for the year ended December 31, 1996 are shown in the following table:


                                                            Exercise Price    Weighted Avg
                                            Share Options      Per Share      Exercise Price
--------------------------------------------------------------------------------------------

Outstanding at Dec. 31, 1995                         --                 --                --
--------------------------------------------------------------------------------------------

Granted during the year                         780,000      $1.17 to 1.28          $   1.23
--------------------------------------------------------------------------------------------

Outstanding at Dec. 31, 1996                    780,000      $1.17 to 1.28          $   1.23

Exercisable at Dec. 31, 1996                     12,500      $        1.17          $   1.17
--------------------------------------------------------------------------------------------

There were no options granted during 1995 or outstanding at December 31, 1995.

Expiry dates for options granted during the year range from September 27, 2002 to November 11, 2002.

The Company applies APB Opinion No. 25 and related interpretations in accounting for its option plan. Accordingly, compensation costs based on the difference between the quoted market value of the stock price at the grant date and the option exercise price has been recognized and will be amortized over the vesting period. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates, consistent with the method of

FREMONT GOLD CORPORATION
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the Year Ended December 31, 1996
--------------------------------------------------------------------------------

Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

Net loss                                  1996
                                    ----------
       As reported                  $  862,122
       Pro forma                    $1,137,153

Net  loss per common share
       As reported                  $     0.25
       Pro forma                    $     0.33

The estimated weighted average fair value of options granted during the year was $0.59, assuming a risk free rate of 7%, an expected volatility of 56% and a weighted average expected life of 2 years. The estimate was made using the Black-Scholes Option Pricing Model. The weighted average remaining contractual life of options outstanding at December 31, 1996 was 5 years.


10. INCOME TAXES

Tax effects of temporary differences that give rise to deferred tax assets at December 31, 1996 and 1995 are as follows:


                                                         1996              1995
--------------------------------------------------------------------------------
Net operating loss carry forwards                   $ 293,121         $ 137,962
Valuation allowance                                  (293,121)         (137,962)
--------------------------------------------------------------------------------
Net deferred tax asset                              $      --         $      --
--------------------------------------------------------------------------------

As of December 31, 1996 the Company has net operating loss carry forwards for federal income tax purposes of approximately $862,122. Operating losses of $405,771 accumulated to December 31, 1995 are no longer available for carry forward due to the change in the nature of the Company's business operations that occurred in 1996.

No deferred tax benefit has been recorded due to the uncertainty of the Company realizing these benefits through profitable operations in the future.

FREMONT GOLD CORPORATION
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the Year Ended December 31, 1996
--------------------------------------------------------------------------------

Income tax expense attributable to net losses was nil and nil for the years ended December 31, 1996 and 1995 respectively. The differences between the total income tax benefit from operations and the income tax expense (benefit) computed using the Federal income tax rate of 34% in 1996 and 34% in 1995 were as follows:


                                                       1996               1995
--------------------------------------------------------------------------------
Computed "expected" tax benefit                   $(293,121)         $  (3,353)
Change in valuation allowance                       293,121              3,353
--------------------------------------------------------------------------------
                                                  $      --          $      --
--------------------------------------------------------------------------------
Effective tax rate                                        0%                 0%
--------------------------------------------------------------------------------

11. SEGMENTED INFORMATION


                                      1996                                    1995
                                      ----                                    ----
                  Loss for the Year   Identifiable Assets     Loss for the Year   Identifiable Assets
-----------------------------------------------------------------------------------------------------
United States            $       --            $       --            $    9,862            $    1,035
Canada                      579,829               969,968                    --                    --
Barbados                     38,430                 2,019                    --                    --
Chile                       243,863               613,499                    --                    --
-----------------------------------------------------------------------------------------------------

Consolidated             $  862,122            $1,585,486            $    9,862            $    1,035
=====================================================================================================


12. COMMITMENTS AND CONTINGENCIES

The Company is committed under an operating lease to pay for office space in Vancouver, British Columbia, Canada. The lease is for a term of five years commencing on the 1st day of August, 1996 and ending on the 30th day of July 2001. The minimum lease payments for the next five years are as follows:


YEAR                           Amount
1997                         $ 20,174
1998                           20,174
1999                           20.174
2000                           20,174
2001                           11,768
                             --------
Total                        $ 92,464
                             ========

FREMONT GOLD CORPORATION
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the Year Ended December 31, 1996
--------------------------------------------------------------------------------

The Company leases vehicles under agreements which are classified as capital leases. Leased capital assets included in Property and equipment at December 31, 1996 are as follows:

Leased Vehicles                                                          $38,407
Less: Accumulated Depreciation                                             2,633

--------------------------------------------------------------------------------
Total                                                                    $35,774
================================================================================

Following is a summary of future minimum payments under capitalized leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 1996:


Year ending December 31,
1997                                                                     $24,833
1998                                                                      16,555
--------------------------------------------------------------------------------
Total minimum lease payments                                              41,388
Less:  interest                                                            5,011
--------------------------------------------------------------------------------
Present value of minimum lease payments                                   36,377
Current portion                                                           24,833
Long term obligation                                                     $11,544
================================================================================


13. SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES


                                                          1996            1995
--------------------------------------------------------------------------------
Increase in Paid-In Capital                             $ 12,000        $     --
Forgiveness of Debt                                      (12,000)             --
Property and equipment acquired                           22,600              --
Promissory note payable                                  (22,600)             --

--------------------------------------------------------------------------------
Cash received (paid)                                    $     --        $     --
================================================================================


14. SUBSEQUENT EVENTS

(a) The Company granted 170,000 employee stock options to five new employees in January, 1997 at an option price of $1.17 exercisable until January, 2002. The option price was based on 85% of ;the market price of $1.38. One quarter of these options vest 3 months from the date of grant, a further 25% of the options vest 6 months from the date of grant, a further 25% of the options vest 9 months from the date of grant, and the remaining options will vest on the anniversary of the date of grant.

(b) On January 22, 1997 the Company entered into an agreement ("Santa Eloisa Agreement") with certain mining concession owners ("Santa Eloisa Owners"). Pursuant to the Santa Eloisa Agreement the Santa Eloisa Owners will cause a new Chilean corporation to be formed, Minera Santa Eloisa S.A. ("MSE") and 100% of the mining concessions

FREMONT GOLD CORPORATION
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the Year Ended December 31, 1996
--------------------------------------------------------------------------------

covering approximately 4,700 hectares in the Maricunga Gold Mining District of northern Chile to be transferred to MSE in consideration of 500 series A shares and 1,500 series B shares representing 100% of MSE. The Company, pursuant to the Santa Eloisa Agreement may: (i) purchase 500 series A shares from the Santa Eloisa Owners upon payment to the Santa Eloisa Owners of $500,000 ("Purchase Option"); $30,000 paid on January 22, 1997, $135,000 payable on April 30, 1997,
$135,000 payable on November 30, 1997, $100,000 payable on March 31, 1998 and $100,000 payable on March 31, 1999, and (ii) purchase from MSE 1,000 series A shares in consideration of funding a $1,000,000 exploration work program ("Exploration Commitment") on or before March 31, 1999. Upon the Company's exercise of its Purchase Option and funding its Exploration Commitment the Company will own 50% of the share capital of MSE in the form of series A Shares, the Santa Eloisa Owners will own 50% of the share capital of MSE in the form of series B shares. The series B shares cannot be diluted below 25% of the total share capital of MSE.

The Company will manage the business affairs and daily operations of MSE and will appoint its directors in proportion to its relative ownership percentage of MSE.

(c) On April 1, 1997, the Company borrowed $650,000 from an unaffiliated lender ("Lender") pursuant to a Promissory Note. The Promissory Note provided for an interest rate of 12% per annum and a maturity date of July 31, 1997, at which point, principal and accrued and unpaid interest shall be paid. The Promissory
Note is secured by a pledge agreement ("Pledge Agreement"). Under the terms of the Pledge Agreement, Michael J. Hopley, a director, president and chief executive officer of the Company, Edward M. Topham, a director and chief financial officer of the Company and David Shaw, a director of the Company, granted the Lender a security interest in 1,088,412 shares of Common Stock of the Company. As additional consideration, the Company issued the Lender a warrant to purchase 650,000 shares of the Company's Common Stock for a period of two years at a price of $1.50 per share. In connection with this transaction the Company granted an unaffiliated individual a loan organization fee consisting of a warrant to purchase 85,000 shares of the Company's Common Stock for a period of two years at a price of $1.50 per share. In consideration of providing the security interest to facilitate this loan, the Company has agreed to issue Messieurs Hopley, Topham and Shaw an aggregate of 75,000 shares of the Company's Common Stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Pursuant to Board of Directors action on February 12, 1997, the Company dismissed Thomas W. Klash as its principal independent accountant to audit its financial statements. Mr. Klash opined on the Company's financial statements for the years ended December 31, 1994 and 1995. This dismissal arose out of the change in control of the Company on June 4, 1996 and the subsequent relocation of the Company's headquarters from Florida to Vancouver, British Columbia, Canada.

         Other than expressing substantial doubt as to the ability of the registrant to continue as a going concern, Mr. Klash's report on the financial statements for 1994 and 1995 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. During 1994 and 1995 and for the interim period ending February 12, 1997 (i) there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure and (ii) there were no "reportable events" (as defined in Regulation S-K Item 304). This dismissal was previously reported on Form 8-K and the former accountant has provided the Securities and Exchange Commission a letter stating that he does not disagree with the statements contained therein.

         On April 8, 1997 the Company engaged KPMG, chartered accountants, as its accountants to audit its financial statements. KPMG served as the accountants of FHL prior to its acquisition by the Company. Subsequent to such acquisition, the Company consulted KPMG on the accounting treatment of that acquisition. KPMG has reviewed the statements made in this paragraph and has been given the opportunity to furnish the Company a letter containing any additional information, clarifications or disagreements with such statements. No such letter has been provided.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The following table sets forth the names, ages and positions of the directors and executive officers of the Company. A summary of the background and experience of each of these individuals is set forth after the table.


NAME                  AGE     POSITION                                          SERVED SINCE
----                  ---     --------                                          ------------
Michael J. Hopley     50      Chairman of the Board, Chief Executive Officer        1996
                              and President
Edward M. Topham      39      Director, Chief Financial Officer, Secretary,         1996
                              Treasurer
David Shaw            44      Director                                              1996
Roberto Ossandon      39      President--MFG                                        1996


         Michael J. Hopley, has been a Director, Chief Operating Officer and President of the Company since June 4, 1996. On July 23, 1996, Mr. Hopley become the Company's Chief Executive Officer. From 1989 to May 1996, Mr. Hopley served as Vice President of Exploration and Corporate Development for Bema Gold Corporation, a publicly held exploration and development company with operations in Chile, Argentina, Venezuela and the United States. Mr. Hopley is a geologist with over 25 years experience in gold exploration worldwide. After graduating in 1970 with an honors degree in geology from London University he spent eight years with Consolidated Gold Fields in Great Britain, the United States and Canada.

         Edward M. Topham, has been Chief Financial Officer, Secretary and Treasurer since August 1, 1996 and a Director since January 22, 1997. From March of 1995 through March 1996, Mr. Topham was a director and chief financial officer of Range Star Telecommunications, Ltd., a publicly held wireless communications company. Mr. Topham is co-founder of Motorsports Development Corporation and served as director and chief financial officer from January 1994 through March 1996. From June 1992 through January 1994, Mr. Topham was executive vice president, chief financial officer and a director of Action Performance Companies, Inc., a publicly held company engaged in manufacturing and marketing of motor sports related products. From April 1989 to June 1992, Mr. Topham was a principal in the investment banking firm of Kachina Capital Corporation. From March 1988 to April 1989, he was president and director of International Leisure Enterprises, Inc., a publicly held company engaged in the development, ownership and sales of resort properties. From December 1984 to March 1988, he was vice president of corporate finance of Fitzgerald De Armann and Roberts, Inc. and its predecessor, Century Capital Corporation, an investment banking and securities brokerage firm. Prior to that time, Mr. Topham was engaged in public accounting with Peat Marwick Mitchell & Co. (now KPMG Peat Marwick L.L.P.).

         David Shaw, has been a Director of the Company since June 4, 1996. From December 1995, to present Mr. Shaw has served as President of Yuma Gold Mines, Inc., a publicly held exploration and development company. In addition, Mr. Shaw holds board positions with Kilimantan Gold Ltd. and Keylock Resources Ltd., both publicly held exploration and development companies. From November 1993 to December 1995, Mr. Shaw served as Senior Mining Analyst, Corporate Finance, Natural Resource Group, Yorkton Securities Ltd. From August 1991 to November 1993, Mr. Shaw served as President of Bema Resource Management Ltd. a mineral exploration and development company. From January 1990, to November 1991, Mr. Shaw was in independent consultant providing technical and financial evaluation services of base and precious metal exploration and development projects. Previously Mr. Shaw served eight years with Chevron Canada Resources Ltd. Mr. Shaw graduated with a B.S. from the University of Sheffield, U.K. and Ph.D. Structural Geology from Carlton University, Ottawa, Canada.

         Roberto Ossandon, has been President and Director of Minera Fremont Gold Chile S.A. since January 1996. Mr. Ossandon, since January 1981, has been senior partner of the law firm Ossandon, Uribe & Hubner located in Santiago, Chile. Mr. Ossandon's law firm is legal counsel to Placer Dome Sud America Limited, Baker Hughes Corporation (Houston), Citibank N.A., Data General S.A., Keystone Food Corporation (Pennsylvania), Kintetsu World Express (New York), McDonalds Corporation and Merrill Lynch Multinational Investment Portfolio (Luxemburgo). Mr. Ossandon is a member of the Chilean Bar Association, International Bar Association and the International Association of Young Lawyers
(AIYA). Mr. Ossandon is a board member of numerous corporations and former General Secretary and currently Vice President of Renovacion National political party in Chile. Mr. Ossandon is a member of the American and Canadian Chamber of Commerce. Mr. Ossandon graduated from the University of Chile Law School (LL.B. Maximum Distinction.).

         No disclosure is required with respect to Item 405 of Regulation S-B, "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth information concerning the compensation received for services rendered in all capacities to the Company for the years ended December 31, 1994, 1995, and 1996 by Michael J. Hopley, current CEO and President and Mr. Norman Becker, former President. No other executive officer's compensation exceeded $100,000 during these time periods. No restricted stock awards, stock options, long term incentive plan payouts or stock appreciation rights were granted for the years ended December 31, 1994 and 1995.


                           SUMMARY COMPENSATION TABLE

                                    Annual Compensation                      Long Term Compensation
                                    -------------------                      ----------------------
                                                                                   Awards           Payments
                                                                                   ------           --------
                                                                          Restricted     Shares
 Name of Individual                                       Other Annual      Stock      Underlying     LTIP       All Other
and Principal Position    Year       Salary     Bonus     Compensation     Award(s)     Options      Payouts    Compensation
----------------------    ----       ------     -----     ------------     --------     -------      -------    ------------
Michael J. Hopley(1)      1996(2)   $57,557       -0-              -0-          -0-       150,000        -0-             -0-
  President, CEO
Norman H. Becker          1996(4)       -0-       -0-              -0-          -0-           -0-        -0-             -0-
 President(3)             1995          -0-       -0-              -0-          -0-           -0-        -0-             -0-
                          1994          -0-       -0-              -0-          -0-           -0-        -0-             -0-

----------
(1) Mr. Hopley has been an executive officer of the Company since June 4, 1996.
(2) Represents compensation for the period beginning June 4, 1996.
(3) Mr. Becker resigned as President of the Company on June 4, 1996.
(4) Represents compensation for period ending June 4, 1996.

         The following table sets forth the options granted to the Company's executive officers during 1996 pursuant to its 1996 Stock Option Plan. See "Item
10. Executive Compensation -- Stock Option Plan".


                      OPTION GRANTS DURING FISCAL YEAR 1996

                      NUMBER OF SHARES      % OF TOTAL
                         UNDERLYING       OPTIONS GRANTED       EXERCISE PRICE
      NAME                 OPTIONS       IN FISCAL YEAR 1996         ($/SH)        EXPIRATION DATE
      ----                 -------       -------------------         ------        ---------------
Michael J. Hopley          150,000              15.7%                $1.28             11/11/01
Edward M. Topham           150,000              15.7%                $1.28             11/11/01

         No options to purchase Common Stock were exercised by executive officers of the Company in 1996. The following table sets forth information regarding (i) the number of shares of Common Stock underlying unexercised options held by executive officers and (ii) the aggregate value of in-the-money, unexercised options held by executive officers based upon the final reported trade of Common Stock on December 31, 1996.

                       1996 FISCAL YEAR END OPTION VALUES

       Name                  Number of Securities Underlying      Value of Unexercised In-the-
       ----                 Unexercised Options at FY-End (#)     Money Options at FY-End ($)
                               (Exercisable/Unexercisable)        (Exercisable/Unexercisable)
                               ---------------------------        ---------------------------
Michael J. Hopley                       0/150,000                         $0/$108,000
Edward M. Topham                        0/150,000                         $0/$108,000

EMPLOYMENT AGREEMENTS.

         On June 4, 1996, the Company entered into an employment agreement with Michael J. Hopley. The agreement is for a one year term and provides for the payment of an annual salary of $97,200 to Mr. Hopley. After one year the agreement may be terminated without cause by either party. Mr. Hopley may terminate upon 30 days notice. The Company may terminate subject to a severance salary equal to one month's salary for each two months of engagement to a maximum of six months' salary. Further, the agreement provides for the payment of a two years salary if Mr. Hopley is terminated without cause in connection with a change in control, as defined by the agreement, of the Company and related change in the constitution of the member of the board of directors of the Company.

         On November 20, 1996, MFG entered into an employment agreement with Robert Partarrieu. The agreement may be terminated by either part upon 30 days written notice. Further, the agreement provides for an annual salary of $80,000 and a severance salary of one month salary for each year employment if the agreement is terminated by Mr. Partarrieu and six months salary if terminated by MFG.

DIRECTORS FEES.

         Directors do not receive compensation for serving as members of the Company's Board of Directors, but are reimbursed for their expenses in attending meetings of the Board.

STOCK OPTION PLAN.

         The Company's stockholders have adopted the 1996 Incentive Stock Plan (the "Plan") which allows the Board of Directors to provide the Company's key employee with incentive compensation commensurate with their positions and responsibilities. The Plan permits the grant of incentive equity awards covering up to 1,000,000 shares of Common Stock and will be administered by the Compensation Committee of the Board of Directors (the "Committee"), two or more members of which will be independent directors. The Plan provides for the grant of non-qualified stock options and incentive stock options (collectively, the "Incentive Awards"). At December 31, 1996, 780,000 non-qualified stock options have been granted and are exercisable between $1.17 and $1.28 per share and expire between September and December 2001. Key employees of the Company and its subsidiaries, including officers who are not also members of the Board of Directors, will be eligible to participate in the Plan.

         The Board of Directors may at any time amend the Plan in any respect; provided, that, without the approval of the Company's shareholders, no amendment may (i) increase the number of shares of Common Stock that may be issued under the Plan, (ii) materially increase the benefits accruing to individuals holding Incentive Awards, or (iii) materially modify the requirements as to eligibility for participation in the Plan.

         Except in certain limited cases, the exercise price of each incentive stock option ("ISO") granted under the Plan will be the fair market value (as defined in the Plan) of a share of Common Stock on the date on which such ISO is granted. The exercise price of each non-qualified stock option ("NQO") granted under the Plan will be determined by the Committee. NQO's and ISO's are referred to herein as "Options". Except in certain limited cases regarding grants of ISO's, each ISO and NQO is exercisable for a period not to exceed ten years. The Committee will establish (i) the term of each Option and (ii) the time or period of time in which the Option will vest.

         On a change in control of the Company (a "Change in Control"), all Options then issued and outstanding will become immediately exercisable. A Change in Control is (i) a "change in control" as that term is defined in the federal securities laws, (ii) the acquisition by any person, after the effective date of the Plan, of 20% or more of the shares of voting securities of the Company, (iii) certain changes in the composition of the Board of Directors as a result of a contested election for positions on the Board of Directors or (iv) any other event which the Committee determines to constitute a change in control of the Company.

INDEMNIFICATION.

         The Company's Amended and Restated Certificate of Incorporation and Bylaws require the Company to indemnify each of its past, present and future officers and directors against liabilities and reasonable expenses incurred in any action or proceeding by reason of such persons being or having been an officer or director of the Company, of any other corporation for which he of she serves as such at the request of the Company, to the fullest extent permitted by Delaware law, including those circumstances in which indemnification would otherwise be discretionary. However, indemnification is limited to officers and directors who have acted in good faith and in a manner they reasonably believed to be in the best interest of the Company and with respect to any criminal action had no reasonable cause to believe the conduct was unlawful.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of April 1, 1997 by each person known by the Company to own more than 5% of the Common Stock. Shares are beneficially owned by a person if he, she or it currently owns such shares or has or will have the right to acquire such shares within 60 days.


 Title of Class   Name and Address of Beneficial Owner    Amount and Nature of    Percent of
                                                           Beneficial Owner(1)       Class
-------------------------------------------------------------------------------------------
Common Stock      Tom Wikstrom                                  706,000(2)           11.1%
                  17 Rue Arthur Herchen
                  Luxembourg L-1727
                  Germany

Common Stock      Robertson Stephens Orphan Fund              1,993,333(3)           25.8%
                  555 California St., Suite 2600
                  San Francisco, CA 64104

Common Stock      Robertson Stephens Offshore Orphan Fund       406,667(4)            6.4%
                  c/o Citco Fund Services Limited
                  Corporate Center
                  West Bay Road
                  Georgetown, Grand Cayman
                  Cayman Islands, B.W.I.

Common Stock      Regional Investments, Inc.                    606,000              10.0%
                  17 Rue Arthur Herchen
                  Luxembourg L-1727
                  Germany

Common Stock      Rapid Capital, Inc.                           372,000               6.1%
                  17 Rue Arthur Herchen
                  Luxembourg L-1727
                  Germany

Common Stock      Legal Tender Ltd.                             375,000(5)            6.0%
                  Design House, Suite 201
                  Providencials. Turks & Caicos Island
                  B.W.I.

Common Stock      Private Banking Advisory Services, Ltd.     1,000,000(6)           14.2%
                  100 Rue du Rone
                  1204 Geneva
                  Switzerland

Common Stock      Roberto L. Patarrieu                          370,000(7)            5.9%
                  San Crescente 400
                  Santiago, Chile

1. Unless otherwise noted, each person or entity named in the table has sole voting and investment power with respect to the shares shown as beneficially owned.

2. Includes 150,000 shares of Common Stock to be issued as part of the Units upon conversion of the Series A Notes held by Tom Wikstrom and 150,000 shares of Common Stock issuable upon exercise of Warrants included in such Units.

3. Includes 830,000 shares of Common Stock to be issued as part of the Units upon conversion of the Series A Notes held by Robertson Stephens Orphan Fund and 830,000 shares of Common Stock issuable upon exercise of Warrants included in such Units.

4. Includes 170,000 shares of Common Stock to be issued as part of the Units upon conversion of the Series A Notes held by Robertson Stephens Offshore Orphan Fund and 170,000 shares of Common Stock issuable upon exercise of Warrants included in such Units.

5. Includes 100,000 shares of Common Stock to be issued as part of the Units upon conversion of the Series A Notes held by Legal Tender Ltd. and 100,000 shares of Common Stock issuable upon exercise of Warrants included in such Units.

6. Includes 500,000 shares of Common Stock to be issued as part of the Units upon conversion of the Series A Notes held by Private Banking Advisory Services, Ltd. and 500,000 shares of Common Stock issuable upon exercise of Warrants included in such Units.

7. Includes 50,000 shares of Common Stock issuable upon exercise of stock options granted pursuant to the Company's 1996 Stock Option Plan, 60,000 shares of Common Stock to be issued as part of the Units issuable upon conversion of the Series A Notes held by Mr. Partarrieu and 60,000 shares of Common Stock issuable upon exercise of the Warrants included in such Units.

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of April 1, 1997 by each director and executive officer and all of the directors and officers as a group. Shares are beneficially owned by a person if he, she or it currently owns such shares or has or will have the right to acquire such shares within 60 days.


Title of Class      Name and Address of Beneficial    Amount and Nature of    Percent of Class
                               Owner(1)                Beneficial Owner(2)
----------------------------------------------------------------------------------------------
Common Stock        Michael J. Hopley                       655,973(3)             10.6%

Common Stock        Edward M. Topham                        456,310(4)              7.4%

Common Stock        Roberto Ossandon                         40,000(5)              0.7%

Common Stock        David Shaw                              510,603(6)              8.3%

Common Stock        All directors and executive           1,662,886                25.3%
                    officers as a group

1. Unless otherwise indicated, the address of the beneficial owners listed below is the address for the Company's headquarters: 777 Hornby Street, Suite 2000, Vancouver, British Columbia, Canada V6Z 1S4.

2. Except as otherwise noted below, each person or entity named in the table has the sole voting and investment power with respect to all Common Stock shown as beneficially owned, subject to applicable community property laws.

3. Includes a one-third interest in 50,000 shares of Common Stock to be issued as part of the Units issuable upon conversion of Series A Notes held by HRG, an investment partnership between Mr. Hopley and two other individuals otherwise unaffiliated with the Company, a one-third interest in 50,000 shares of Common Stock issuable upon exercise of Warrants included in such Units held by HRG, 75,000 shares of Common Stock issuable upon exercise of stock options granted to Mr. Hopley pursuant to the Company's 1996 Stock Option Plan, and 25,000 shares of Common Stock issuable in connection with loan guarantees provided in connection with the Bridge Note.

4. Includes 75,000 shares of Common Stock issuable upon exercise of stock options granted pursuant to the Company's 1996 Stock Option Plan, and 25,000 shares of Common Stock issuable in connection with loan guarantees provided in connection with the Bridge Note.

5. Includes 20,000 shares of Common Stock issuable as part of the Units issuable upon conversion of Series A Notes held by Mr. Ossandon and 20,000 shares of Common Stock issuable upon exercise of the Warrants included in such Units.

6. Includes 75,000 shares of Common Stock issuable upon exercise of stock options granted pursuant to the Company's 1996 Stock Option Plan, and 25,000 shares of Common Stock issuable in connection with loan guarantees provided in connection with the Bridge Note.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On June 4, 1996, Laminco Resources, Ltd. ("Laminco"), in a privately negotiated transaction, purchased 600,000 shares of the Company's Common Stock (representing 60% of the Company's then issued and outstanding Common Stock) from unaffiliated group of individuals. In connection with the completion of this share acquisition, all of the members of the Company's board of directors and all of the Company's officers resigned and were replaced by new appointees and the Company implemented a new business plan discussed above under "Item 1. Description of Business - Background and Capital Structure" and "Current Operations." Mr. Hopley was appointed president and chief executive officer of the Company at this time.

         On June 4, 1996, the Company entered into an employment agreement with Michael J. Hopley. The agreement is for a one year term and provides for the payment of an annual salary of $97,200 to Mr. Hopley. See "Item 10. Executive Compensation--Employment Agreements."

         On June 14, 1996, FHL, now a wholly owned subsidiary of the Company, entered into an employment agreement with Michael J. Hopley. The agreement was for a one year term and provided for the payment of an annual salary of $60,000. Further, the agreement provided for a $15,000 one time bonus, payable upon execution of the employment agreement by FHL. The agreement also provided for the issuance of 418,000 shares of FHL stock in lieu of the bonus payment. In connection with the Company's July 31, 1996 acquisition of FHL, Mr. Hopley agreed to waive payment of any salary under the employment agreement for the remainder of its term.

         On June 14, 1996, Edward M. Topham, now a director and chief financial officer of the Company, advanced FHL $60,487 pursuant to a loan agreement. The loan agreement provided for repayment upon demand with interest accruing at 10% per annum. In consideration of this loan, Edward M. Topham was issued 60,000 shares of FHL's common stock. On July 31, 1996, the Company acquired 100% of FHL. On December 5, 1996, December 6, 1996 and January 15, 1997 the Company, on behalf of FHL, its wholly owned subsidiary, paid $12,000, $12,000 and $12,000 respectively plus $1,065.20 accrued interest to Mr. Topham.

         On June 4, 1996 and June 20, 1996, Laminco, a significant shareholder of the Company until December 31, 1996, advanced the Company an aggregate of $200,000 pursuant to a loan agreement. Pursuant to the terms of the loan agreement, the Company issued Laminco a promissory note repayable upon demand with interest accruing at the rate of 10% annually. As additional consideration, the Company issued Laminco a warrant to purchase 400,000 shares of the Company's Common Stock for a period of two years at a price of $1.00 per share and granted Laminco certain rights to participate in all future financing completed by the Company on the same terms offered third parties, subject to termination under certain conditions relating to changes in control and management of Laminco. The Company repaid $100,000, on both July 31, 1996 and October 3, 1996 plus, in the aggregate, $2,547.60 accrued interest to Laminco.

         On July 30, 1996 the Company completed a private placement of 1,000,000 shares of Common Stock at an offering price of $.20 aggregating $200,000 in proceeds to the Company. Michael J. Hopley, a director, president and chief executive officer of the Company, Edward M. Topham, director, chief financial officer, secretary and treasurer of the Company and David Shaw, a director of the Company, purchased 154,000, 73,310 and 138,603 shares, respectively, of the Company's Common Stock in this placement.

         On July 30, 1996, Laminco purchased 500,000 shares of the Company's Common Stock for an aggregate purchase price of $140,000.

         On July 31, 1996, the Company acquired 3,560,000 of the issued and outstanding shares of FHL common stock not previously owned by the Company. The shares of FHL common stock were acquired directly from the FHL shareholders in exchange for 3,560,000 shares of the Company's Common Stock which were issued to FHL stockholders. All 3,560,000 shares of Common Stock issued by the Company were subject to restrictions on transfer pursuant to a pooling arrangement between the FHL shareholders and the Company. See Item 5. Market for Common Equity and Related Stockholder Matters -- Voluntary Stock Pooling Arrangements." Upon completion of the share exchange, the Company directly owned all of the issued and outstanding shares of FHL's common stock. Michael J. Hopley, a director, president and chief executive officer of the Company, Edward M. Topham, a director and chief financial officer of the Company and David Shaw, a director of the Company, received 418,000, 256,000 and 372,000 shares, respectively, of the Company's Common Stock in the exchange. These interests in FHL were disclosed to the members of the Company's board and the acquisition of FHL was approved by the holders of a majority of the issued and outstanding Common Stock of the Company.

         In September 3, 1996, MFG paid Roberto L. Partarrieu, general manager of MFG, $140,000 as reimbursement of costs incurred over the period April 1994 through July 31, 1996 associated with identifying mineral property acquisition targets in Chile. The expense reimbursement was used by Mr. Partarrieu to repay advances made by Laminco to Mr. Partarrieu to perform those services.

         On April 1, 1997, the Company borrowed $650,000 from a Lender pursuant to the Bridge Note. The Bridge Note provides for an interest rate of 12% (per annum) and is due on July 31, 1997. The Bridge Note is secured by a Pledge Agreement. Under the terms of the Pledge Agreement, Michael J. Hopley, a director, president and chief executive officer of the Company, Edward M. Topham, a director, chief financial officer, secretary and treasurer of the Company and David Shaw, a director of the Company, pledged, in the aggregate, 1,088,412 shares of Common Stock of the Company owned by them to the Lender as security for the Bridge Note. The Company also issued the Lender a warrant to purchase 650,000 shares of the Company's Common Stock for a period of two years at a price of $1.50 per share. In connection with this transaction the Company granted an unaffiliated individual a loan acquisition fee consisting of a warrant to purchase 85,000 shares of the Company's Common Stock for a period of two years at a price of $1.50 per share. In consideration of pledging their Common Stock as security to facilitate this loan, the Company has agreed to issue Messrs. Hopley, Topham and Shaw an aggregate of 75,000 shares of the Company's Common Stock.

         On December 31, 1996, Laminco, pursuant to a Share Purchase and Sale Agreement, sold 2,597,000 of the Company's Common Stock, representing 100% of the Common Stock owned by Laminco. Each of the purchasers of these shares entered into a Stockholders Agreement with the Company, the terms of which restrict the transferability of the shares purchased until December 20, 1997.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         The following is a list of the financial statements of Fremont Gold Corporation included at Item 7 of Part II.

FINANCIAL STATEMENTS.


                                                                                                  Page

Report of Independent Public Accountants                                                           22

Financial Statements:

        Balance Sheets - December 31, 1996 and 1995                                                23

        Statements of Operations - For the Years Ended December 31, 1996 and                       24
        1995

        Statements of Shareholders' Deficit - For the Years Ended December 31,                     25
        1996 and 1995

        Statements of Cash Flows - For the Years Ended December 31, 1996                           26
        and 1995

        Notes to Financial Statements - December 31, 1996 and 1995                                 27

(a)      EXHIBITS.


    No.                                               Description                                            Reference
-----------       -----------------------------------------------------------------------------------      -------------
    2.1           Stock Purchase Agreement between Laminco Resources, Inc., The Rothchild                       (1)
                  Companies, Inc. and the Selling Shareholders listed therein dated June 6, 1996

    2.2           Stock Purchase Agreement by and between Fremont Gold Corporation, Flagship                    (3)
                  Holding Ltd. and the Selling Shareholders listed therein dated July 31, 1996

    3.1           Certificate of Incorporation of Fremont Gold Corporation, as amended and                      (2)
                  restated

    3.2           Bylaws of Fremont Gold Corporation                                                            (5)

    4.1           Form of Common Stock Certificate                                                              (5)

    4.2           Form of Common Stock Warrant                                                                  (5)

    4.3           Form of 10.5% Series A Convertible Note                                                       (4)

    4.4           Form of Maturity Date Extension Agreement between the Company and 10.5%                        *
                  Series A Convertible Note Holders

   4.5.1          $650,000 Promissory Note, dated April 1, 1997 issued by Company in favor of                    *
                  International Freedom

   4.5.2          Warrant to purchase 650,000 shares of Common Stock, dated April 1, 1997,                       *
                  issued to International Freedom

   10.1           Fremont Gold Corporation Stock Option Plan                                                    (3)

    No.                                               Description                                            Reference
-----------       -----------------------------------------------------------------------------------      -------------
   10.2           Bases of Agreement between Minera Fremont Gold Chile, S.A. and Alejandro                      (5)
                  Moreno P. and Others, dated January 22, 1997 (Santa Eloisa Property)

   10.3           Letter of Intent between RTZ Mining and Exploration Limited and Fremont Gold                  (5)
                  Corporation, dated December 12, 1996 (Cenizas Property)

   10.4           Agreement by and between Sali Hochschild S.A. and Inversiones Mineras AyL                     (5)
                  S.A., dated July 19, 1996 (Resguardo Property)

   10.5           Employment Agreement, dated June 4, 1996, by and between Fremont Gold                         (5)
                  Corporation and Michael J. Hopley

   10.6           Employment Agreement, dated November 20, 1996, by and between Minera                          (5)
                  Fremont Gold Chile, S.A. and Roberto E. Partarrieu

   10.8           Form of Series A Note Voluntary Stock Pooling Agreement                                        *

  10.9.1          Form of Stock Purchase Agreement by and between Laminco and Non-U.S.                           *
                  Person Purchasers

  10.9.2          Form of Stock Purchase Agreement by and between Laminco and U.S. Person                        *
                  Purchasers

  10.9.3          Form of Stockholders Agreement by and between the Company and Laminco                          *
                  Purchasers

   10.10          Pledge Agreement dated April 1, 1997 by and between Messers. Hopley, Shaw                      *
                  and Topham

   10.11          Form of Voluntary Stock Pooling Agreement dated July 31, 1997, by and                          *
                  between the Company and former FHL Shareholders

    16            Letter of Thomas W. Klush re: Change in accountants                                           (6)

    22            List of Subsidiaries of Fremont Gold Corporation                                              (5)

----------

*        Filed herewith
(1)      Filed with current report on Form 8-K, dated June 7, 1996.
(2)      Filed with current report on Form 8-K, dated July 29, 1996.
(3)      Filed with Form 10-Q quarterly report, dated June 30, 1996.
(4)      Filed with Form 10-Q quarterly report, dated September 30, 1996.
(5) Filed with Registration Statement on Form SB-2, Reg. No. 333-21665, filed February 12, 1997.
(6) Filed with Current Report on Form 8-K, dated February 12, 1997 (as amended March 7, 1997).

(b)      REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of April, 1997.

                                    FREMONT GOLD CORPORATION


                                    By: /s/  Michael J. Hopley
                                       _________________________________
                                        Michael J. Hopley, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-KSB has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.



Signature                                   Title                                          Date
---------                                   -----                                          ----
/s/ Michael J. Hopley                    Chairman of the Board, Chief Executive         April 14, 1997
______________________________           Officer and President
Michael J. Hopley

/s/ Edward M. Topham                     Director, Chief Financial Officer,             April 14, , 1997
______________________________           Secretary and Treasurer
Edward M. Topham

/s/ David Shaw                           Director                                       April 14, 1997
______________________________
David Shaw