Form 10QSB
period 1997-03-31
FREMONT GOLD CORP
filed 1997-05-16
CIK 99680

                                  Form 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997



                        COMMISSION FILE NUMBER 33-0773-A


                            FREMONT GOLD CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



  Delaware                                     65-0110447
----------------------------------------       ---------------------------------
  (State or other jurisdiction of              (IRS Employer Identification No.)
  incorporation or organization)



  2000 - 777 Hornby Street
  Vancouver, British Columbia, Canada          V6Z 1S4
------------------------------------------     ---------------------------------
  (Address of principal executive offices)     (Zip Code)


       Registrant's telephone number, including area code: (604) 682-4606


       -------------------------------------------------------------------
         (Former name and former address, if changed since last report)

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

There were 6,060,000 shares of the Company's Common Stock, $.001 par value per share, issued and outstanding at May 15, 1997 .

                            FREMONT GOLD CORPORATION

                                      INDEX

PART I   FINANCIAL INFORMATION                                           Page No.
         ---------------------                                           --------
          Item 1.  Financial Statements

          Consolidated Balance Sheet - March 31, 1997                       4

          Consolidated Statements of Operations --
          Three Months ended March 31, 1997 and Three Months
          ended March 31, 1996                                              5

          Consolidated Statements of Cash Flows --
          Three Months ended March 31, 1997 and Three Months
          ended March 31 1996                                               6

          Notes to Consolidated Financial Statements                        7

          Item 2.  Management Discussion and Analysis of Results of
          Operations and Financial Condition                                18

PART II     OTHER INFORMATION

          Item 1.  Legal Proceedings                                        20

          Item 2.  Changes in Securities                                    20

          Item 3.  Defaults Upon Senior Securities                          20

          Item 4.  Submission of Matters to Vote of Security-Holders        20

          Item 5.  Other Information                                        20

          Item 6.  Exhibits and Reports on Form 8-K                         21

SIGNATURES                                                                  22

                            FREMONT GOLD CORPORATION


                         PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

                            FREMONT GOLD CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           (Expressed in U.S. Dollars)
                                    Unaudited



                                                            --------------
                                                            March 31, 1997
                                                            --------------
ASSETS

CURRENT ASSETS:
  Cash                                                        $   235,595
  Accounts receivable                                              75,262
  Due from related parties (note 3)                                25,752
  Prepaid expenses                                                  7,831
                                                              -----------
                                                                  344,440
NON-CURRENT ASSETS:
  Mineral properties (note 4)                                     822,966
  Property and equipment, net (note 5)                            124,002
                                                              -----------

TOTAL ASSETS                                                  $ 1,291,408
                                                              ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                    $   278,446
  Due to related parties (note 6)                                  47,315
  Promissory note payable (note 7)                                 11,205
  Series A Convertible Notes (note 8)                           1,800,000
  Current portion of capital lease obligations (note 12)           11,884
                                                              -----------
                                                                2,148,850

NON-CURRENT LIABILITIES:
  Capital lease obligations, less current portion (note 12)        15,696

MINORITY INTEREST                                                   2,500

STOCKHOLDERS' DEFICIT
  Common stock (note 9)                                            25,060
     $.001 par value; 20,000,000 authorized;
      6,060,000 issued and outstanding at March 31,1997
  Additional paid-in capital                                    1,040,226
  Unearned compensation                                          (144,350)
  Accumulated deficit                                          (1,796,574)
                                                              -----------

Total Stockholders' Deficit                                      (875,638)

Commitments and Contingencies (notes 4, 8, 12, and 13)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $ 1,291,408
                                                              ===========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            FREMONT GOLD CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Expressed in U.S. Dollars)
                                    Unaudited



                                                           For the Three Months Ended
                                                      ------------------------------------
                                                      March 31, 1997        March 31, 1996
                                                      --------------        --------------
Interest income                                         $     5,942          $        --


GENERAL AND
ADMINISTRATIVE EXPENSES:
  Compensation expense from stock option grants              25,431                   --
  Salaries and consulting                                   154,492                   --
  Depreciation                                                4,025                   --
  Foreign exchange                                              339                   --
  Legal and accounting                                       61,344                2,758
  Rent and office expenses                                   56,021                  321
  Investor services                                          10,302                  750
  Travel and public relations                                62,585                   --
                                                        -----------          -----------
                                                            368,597                3,829


Mineral property exploration                                450,239                   --
Less capitalized exploration costs                          426,727                   --
                                                        -----------          -----------
                                                             23,512                   --

Loss from operations                                        392,109                3.829

Interest expense                                             47,277                   --
                                                        -----------          -----------

Net loss                                                $   439,386          $     3,829
                                                        ===========          ===========


Weighted average number
 of shares outstanding                                    6,060,000            1,000,000
                                                        ===========          ===========

Loss per common share                                   $     (0.07)         $    (0.004)
                                                        ===========          ===========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            FREMONT GOLD CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Expressed in U.S. Dollars)
                                    Unaudited


                                                                          For the Three Months Ended
                                                                       ---------------------------------
                                                                       March 31, 1997      March 31, 1996
                                                                       --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                $  (439,386)         $(3,829)

Adjustments to reconcile net loss to net cash used in operating activities:
  Compensation expense from stock option grants                              25,431               --
  Depreciation                                                                4,025               --
  Increase (decrease) in
    Accounts receivable                                                     (46,433)              --
    Due from related parties                                                (12,713)              --
    Prepaid expenses                                                             --               --
    Accounts payable and accrued liabilities                                149,608               --
                                                                        -----------          -------

Net cash used in operating activities                                      (319,468)          (3,829)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Due to related parties                                                    (9,539)              --
   Lease payments                                                            (8,797)              --
   Series A Convertible Notes                                                30,000               --
   Promissory Note                                                          (11,395)           3,690
   Increase in paid in capital                                                   --            1,310
                                                                        -----------          -------

Net cash flow from financing activities                                         269            5,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in mineral properties                                         (426,727)              --
  Investment in property and equipment                                      (33,001)              --
                                                                        -----------          -------

Net cash used in investing activities                                      (459,728)              --

Net increase (decrease) in cash                                            (778,927)           1,171

Cash and cash equivalents, beginning of
  period                                                                  1,014,522            1,035
                                                                        -----------          -------

Cash and cash equivalents, end of period                                $   235,595          $ 2,206
                                                                        ===========          =======


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FREMONT GOLD CORPORATION
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the Three Months Ended March 31, 1997

--------------------------------------------------------------------------------

1.  NATURE OF OPERATIONS

The Company is a Delaware corporation and its principal business activity is the acquisition, exploration and development of mineral properties, primarily gold and copper properties located in Latin America.

During 1996, the Company commenced a program of exploration of certain mineral properties, and as at March 31, 1997 had not established the existence of economically recoverable mineral reserves. Continuing operations of the Company and the recoverability of amounts shown for mineral properties are dependent upon the discovery of economically recoverable reserves, the ability of the Company to obtain financing to complete exploration and development and future profitable operations or proceeds from the disposition thereof.


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

The Company has a substantial working capital deficit at March 31, 1997 due to current debt maturities, and does not have sufficient funds to meet the exploration objectives as presently planned. Management recognizes that the Company must generate additional resources to enable it to continue operations. The Company is actively pursuing the sale of equity securities with funds raised being made available to the Company. Management expects these pursuits will result in additional resources to the Company, however, no assurance can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve profitability or positive cash flows in the future.

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

FREMONT GOLD CORPORATION
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the Three Months Ended March 31, 1997

--------------------------------------------------------------------------------

(b)  Use of estimates

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

FREMONT GOLD CORPORATION
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the Three Months Ended March 31, 1997

--------------------------------------------------------------------------------

(g)  Property and equipment

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

FREMONT GOLD CORPORATION
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the Three Months Ended March 31, 1997

--------------------------------------------------------------------------------

3.  DUE FROM RELATED PARTIES

Balance represents employee advances for expenditures made by employees on behalf of the Company.


4.  MINERAL PROPERTIES

Accumulated costs in respect to the Company's interest in mineral claims under lease or option consist of the following:


--------------------------------------------------------------------------------------------------------------
Acquisition                           Balance at      Additions during     Written off during     Balance at
and Exploration Costs                Dec. 31, 1996       the period            the period        Mar. 31, 1997
--------------------------------------------------------------------------------------------------------------
RESGUARDO
  Acquisition                            $ 88,101         $      -               $     -            $288,101
  Exploration                              83,138          333,283                     -             416,421
--------------------------------------------------------------------------------------------------------------
                                          371,239          333,283                     -             704,522
CENIZAS
  Acquisition                              25,000                -                     -              25,000
  Exploration                                   -           35,533                     -              35,533
--------------------------------------------------------------------------------------------------------------
                                           25,000           35,533                     -              60,533
SANTA ELOISA
  Acquisition                                   -           30,000                     -              30,000
  Exploration                                   -           27,911                     -              27,911

--------------------------------------------------------------------------------------------------------------
                                                -           57,911                     -              57,911

--------------------------------------------------------------------------------------------------------------
Total                                    $396,239         $426,727                    $-            $822,966
==============================================================================================================

(a)  Resguardo Property

On July 17, 1996, the Company entered into a 99 year Lease Agreement on the Resguardo Property. Lease payments are as follows: $75,000 upon execution of the Lease Agreement; $60,000 payable on each of the lease's first and second anniversary; and $80,000 payable on the lease's third anniversary. The Company has the exclusive right to exploit, benefit, explore, develop and smelt minerals from the 4,765 hectare (11,774 acre) property located on the Atacama Fault System of northern Chile. The owners retain a net smelter return production royalty, equal to 5% on gold and 1.5% on all other mineral production from the property, and a minimum annual royalty payment of $300,000 is payable when the property is in production. Subsequent to the third anniversary of the lease, the Company must complete a feasibility study and obtain project financing to begin production on or before the seventh anniversary of the lease. No payments to the owners are required during this period. If production financing has not been obtained during this period, and construction of the mine has not begun by the seventh anniversary, the Company must pay advance royalty payments of $150,000 in first year of delay; $200,000 in the second year of delay; $250,000 in the third year of delay; and 15% annual incremental increases for subsequent delays. The first royalty payment may be credited to the future net smelter return production royalty.

During 1996, the Company applied for exploration claims on an additional 12,000 hectares (29,652 acres) adjacent to the leased property.

FREMONT GOLD CORPORATION
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the Three Months Ended March 31, 1997

--------------------------------------------------------------------------------

(b) Cenizas

The Company signed a Letter of Intent with RTZ Mining & Exploration Limited ("RTZ") on December 13, 1996 whereby the Company can earn an initial 51% interest in the Cenizas Property mining concessions on 6,000 hectares (14,826 acres) located on the West Fissure Fault in northern Chile, by making cash payments totaling $350,000 and completing at least $1,000,000 of exploration work over three years. Payments during the first year total $50,000 with a first year exploration commitment by the Company of $200,000. The Company will also grant to RTZ options to purchase shares of its Common Stock as follows: by June 13, 1997 an option to purchase 150,000 shares of Common Stock at a price of $1.50 per share, by December 13, 1997 an additional option to purchase 150,000 shares of Common Stock at a price of $2.00.

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

During 1996 and first quarter of 1997, the Company applied for exploration claims on an additional 7,500 hectares (18,533 acres) adjacent to the optioned property.

(c) Santa Eloisa

On January 22, 1997, the Company entered into an agreement ("Santa Eloisa Agreement") with certain mining concession owners ("Santa Eloisa Owners"). Pursuant to the Santa Eloisa Agreement the Santa Eloisa Owners will cause a new Chilean corporation to be formed, Minera Santa Eloisa S.A. ("MSE") and 100% of the mining concessions covering approximately 4,700 hectares in the Maricunga Gold Mining District of northern Chile to be transferred to MSE in consideration of 500 series A shares and 1,500 series B shares representing 100% of MSE. The Company, pursuant to the Santa Eloisa Agreement may: (i) purchase 500 series A shares from the Santa Eloisa Owners upon payment to the Santa Eloisa Owners of $500,000 ("Purchase Option"); $30,000 paid on January 22, 1997, $135,000 payable on May 31, 1997, $135,000 payable on November 30, 1997, $100,000 payable on
March 31, 1998 and $100,000 payable ($100,000 in cash and 23,333 issuable shares of the Company's Common Stock) on March 31, 1999, and (ii) purchase from MSE 1,000 series A shares in consideration of funding a $1,000,000 exploration work program ("Exploration Commitment") on or before March 31, 1999. Upon the Company's exercise of its Purchase Option and funding its Exploration Commitment the Company will own 50% of the share capital of MSE in the form of series A Shares, the Santa Eloisa Owners will own 50% of the share capital of MSE in the form of series B shares. The series B shares cannot be diluted below 25% of the total share capital of MSE.

The Company will manage the business affairs and daily operations of MSE and will appoint its directors in proportion to its relative ownership percentage of MSE.

FREMONT GOLD CORPORATION
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the Three Months Ended March 31, 1997

--------------------------------------------------------------------------------

5. PROPERTY AND EQUIPMENT

------------------------------------------------------------------------------------------
                                                   Cost          Accumulated        Net
                                                                Depreciation
------------------------------------------------------------------------------------------
Office furniture and equipment                    $49,191         $ 4,688         $ 44,503
Computer hardware and software                     24,021           2,997           21,024
Vehicle                                            20,633              --           20,633
Field Equipment                                       203              --              203
Leased assets                                      38,407           2,633           35,774
Leasehold improvements                              2,165             300            1,863
------------------------------------------------------------------------------------------

Total                                             $34,620         $10,618         $124,002
==========================================================================================

6.  DUE TO RELATED PARTIES

On April 11, 1996, Minera Fremont Gold Chile S.A. borrowed $20,493 from Roberto Partarrieu, an employee of the Company. The loan is non-interest bearing and is repayable upon demand. At March 31, 1997, $20,493 was outstanding.

On June 14, 1996, FHL borrowed $60,847 from Edward M. Topham, an officer and director of the Company, pursuant to a Loan Agreement. This loan is repayable upon demand with interest accruing at 10%. Payments totaling $37,772 ($36,000 of principal and $1,772 in interest) have been made on the loan. At March 31, 1997, the principal outstanding was $24,848 and $1,974 of interest was accrued on the loan.


7.  PROMISSORY NOTE

On October 31, 1996, the Company entered into a Promissory Note agreement with Laminco Resources Inc. ("Laminco") for the purchase of office and computer equipment. The note requires that monthly payments of $2,256 be made on the first day of each month commencing January 1, 1997 until full repayment has occurred. If payments are made when due, no interest on the principal is applied. If payments are not made when due, an interest charge of 1% compounded monthly applies on the aggregate unpaid principal balance plus accrued interest. The Company has pledged the assets purchased as additional collateral and has agreed not to dispose of the assets until the principal has been paid.


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

FREMONT GOLD CORPORATION
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the Three Months Ended March 31, 1997

--------------------------------------------------------------------------------

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

On August 26, 1996, Roberto L. Partarrieu, general manager of MFG, purchased Series A Notes in the principal amount of $30,000. On September 3, 1996, HRG, a private investment partnership, purchased Series A Notes in the principal amount of $25,000. Michael J. Hopley, president, chief executive and director of the Company beneficially owns one third of HRG.

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

As at April 30, 1997, 88% of the Series A Note holders representing 92% of the balance of the notes payable had signed and delivered to the Company, Maturity Date Extension Agreements. While management believes that the remaining note holders will sign and return their Agreements to the Company, the Company is in default on the remaining Series A Notes. In the event that the remaining Series A Note holders do not agree to the maturity date extension, these Series A Note holders may pursue remedies under the Note, in accordance with certain terms and conditions including earning default interest at the rate of 16% per annum. The principal amount of Series A Notes in default is $141,000.

The interest rate of 10.5% will be paid upon the notes until they are converted.

FREMONT GOLD CORPORATION
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the Three Months Ended March 31, 1997

--------------------------------------------------------------------------------

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

WARRANTS

On June 4, 1996 and June 20, 1996, Laminco, then an affiliate of the Company, advanced loans to the Company. In consideration of these loans the Company granted Laminco warrants to purchase 400,000 shares of the Company's Common Stock at a purchase price of $1.00 for a period of two (2) years. Fair value of the warrants was considered nominal by the Company. In addition, the Company granted Laminco certain rights to participate in all future financing completed by the Company on the same terms offered third parties. Prior to year end the balance of the loans was repaid.

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

FREMONT GOLD CORPORATION
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the Three Months Ended March 31, 1997

--------------------------------------------------------------------------------

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

Changes in stock options for the three months ended March 31, 1997 are shown in the following table:


--------------------------------------------------------------------------------------------------------------
                                                                       Exercise Price           Weighted Avg
                                                   Share Options          Per Share            Exercise Price
--------------------------------------------------------------------------------------------------------------
Outstanding at Dec. 31, 1996                             780,000         $1.17 to 1.28              $   1.23

Granted during the period                                170,000         $        1.17              $   1.17
--------------------------------------------------------------------------------------------------------------

Outstanding at Mar. 31, 1997                             950,000         $1.17 to 1.28              $   1.22

Exercisable at Mar. 31, 1997                             207,500         $1.17 to 1.28              $   1.23
--------------------------------------------------------------------------------------------------------------

Expiry dates for options granted range from September 27, 2001 to January 10, 2002.

The Company applies APB Opinion No. 25 and related interpretations in accounting for its option plan. Accordingly, compensation costs based on the difference between the quoted market value of the stock price at the grant date and the option exercise price has been recognized and will be amortized over the vesting period. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates, consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

Net loss                              1996
                                    ---------
       As reported                  $ 439,386
       Pro forma                    $ 514,549

Net  loss per common share
       As reported                  $    0.07
       Pro forma                    $    0.08

The estimated weighted average fair value of options granted during the quarter was $0.66 assuming a risk free rate of 7%, an expected volatility of 42% and a weighted average expected life of 2 years. The estimate was made using the Black- Scholes Option Pricing Model. The weighted average remaining contractual life of options outstanding at March 31, 1997 was 4.6 years.

FREMONT GOLD CORPORATION
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the Three Months Ended March 31, 1997

--------------------------------------------------------------------------------

10.  INCOME TAXES

At December 31, 1996, the Company had net operating loss carry forwards for federal income tax purposes of approximately $862,122. Operating losses of $405,771 accumulated to December 31, 1995 are no longer available for carry forward due to the change in the nature of the Company's business operations that occurred in 1996.

No deferred tax benefit has been recorded due to the uncertainty of the Company realizing these benefits through profitable operations in the future.


11.  SEGMENTED INFORMATION


                                                 1997                             1996
---------------------------------------------------------------------------------------------------
                                      Loss for the       Identifiable   Loss for the   Identifiable
                                           Quarter             Assets        Quarter         Assets
---------------------------------------------------------------------------------------------------
United States                             $     --         $       --         $3,829         $2,206
Canada                                     327,216            326,121             --             --
Barbados                                       968              1,969             --             --
Chile                                      111,202            963,318             --             --
---------------------------------------------------------------------------------------------------

Consolidated                              $439,386         $1,291,408         $3,829         $2,206
===================================================================================================

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

For the Three Months Ended March 31, 1997

--------------------------------------------------------------------------------

The Company leases vehicles under agreements which are classified as capital leases. Leased capital assets included in Property and equipment at March 31, 1997 are as follows:


--------------------------------------------------------------------
Leased Vehicles                                              $38,407
Less: Accumulated Depreciation                                 2,633

--------------------------------------------------------------------
Total                                                        $35,774
====================================================================

Following is a summary of future minimum payments under capitalized leases that have initial or remaining noncancelable lease terms in excess of one year at March 31, 1997:


-------------------------------------------------------------------------------------
Year ending December 31,
1997                                                                          $14,676
1998                                                                           16,555
-------------------------------------------------------------------------------------
Total minimum lease payments                                                   31,231
Less:  interest                                                                 3,651
-------------------------------------------------------------------------------------
Present value of minimum lease payments                                        27,580
Current portion                                                                11,884
Long term obligation                                                          $15,696
=====================================================================================

13.  SUBSEQUENT EVENTS

(a) On April 1, 1997, the Company borrowed $650,000 from an unaffiliated lender ("Lender") pursuant to a Promissory Note. The Promissory Note provided for an interest rate of 12% per annum and a maturity date of July 31, 1997, at which point, principal and accrued and unpaid interest shall be paid. The Promissory
Note is secured by a pledge agreement ("Pledge Agreement"). Under the terms of the Pledge Agreement, Michael J. Hopley, a director, president and chief executive officer of the Company, Edward M. Topham, a director and chief financial officer of the Company and David Shaw, a director of the Company, granted the Lender a security interest in 1,088,412 shares of Common Stock of the Company. As additional consideration, the Company issued the Lender a warrant to purchase 650,000 shares of the Company's Common Stock for a period of two years at a price of $1.50 per share. In connection with this transaction the Company granted an unaffiliated individual a loan origination fee consisting of a warrant to purchase 85,000 shares of the Company's Common Stock for a period of two years at a price of $1.50 per share. In consideration of providing the security interest to facilitate this loan, the Company has agreed to issue Messieurs Hopley, Topham and Shaw an aggregate of 75,000 shares of the Company's Common Stock.

                            FREMONT GOLD CORPORATION


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PLAN OF OPERATION

--------------------------------------------------------------------------------

         The analysis of Fremont Gold Corporation (the "Company") financial condition, liquidity and capital resources, and results of operations should be viewed in conjunction with the accompanying financial statements, including the notes thereto.

FINANCIAL CONDITION

         At March 31, 1997, the Company had current assets of $344,440, as compared to current assets of $1,094,221 at December 31, 1996. The decrease at March 31, 1997, reflects a decrease in cash balances of $778,927 and an increase in accounts receivable of $29,146. At March 31, 1997, the Company had current liabilities of $2,148,850, as compared to current liabilities of $2,033,124 at December 31, 1996. The increase at March 31, 1997 is comprised of a $149,609 increase in accounts payable and accrued liabilities and a decrease in amount due to related parties, the promissory note payable and the current portion of the capital lease obligation of $9,539, $11,395, and $12,949 respectively.

         At March 31, 1997 the Company has a net worth of ($875,638), as compared to a net worth of ($461,682) at December 31, 1996. The decrease in net worth was a result of on going costs associated with the exploration, administration and management of the Company's mineral properties.

RESULTS OF OPERATIONS

         The Company had a loss during the first quarter ended March 31, 1997, of $439,386 or $0.07 per share. For the first quarter ended March 31, 1996 the Company's loss was $3,829 or $0.004 per share.

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended March 31, 1997, the Company's working capital deficiency increased to $1,804,410. The increase is primarily attributed to the use of cash of $778,927 in the Company's exploration programs.

         The Company filed a Registration Statement on Form SB with the Securities and Exchange Commission on February 12, 1997. Upon approval of the Company's Registration Statement, it is anticipated the all of the Series A Notes will be converted in to shares of its Common Stock and Common Stock Purchase Warrants. The Company further exercised its right to extend the due date of the Series A Notes until March 1, 1997 and subsequently received extensions on $1,659,000 principle amount of the Series A Notes until June 30, 1997. If all of the Warrants underlying the Equity Units received by the Series A Note holders upon conversion are exercised, the Company will receive minimum net proceeds of $5,400,000.

 PLAN OF OPERATION

         The Company is, and plans to continue to be, engaged in the acquisition, exploration and, if warranted, development of mineral properties, primarily gold and copper properties located in Latin America. Currently, the Company is only involved in the exploration for minerals and does not have an interest in any operating mines. The Company's near term operational plan is to complete exploration on its three principal mineral property interests and to pursue the identification and acquisition of additional mineral properties. The Company has implemented an aggressive plan to assess new opportunities for the acquisition of additional mineral properties with an economic potential.

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

         The Company has experienced operating losses since inception, resulting in an accumulated deficit position. These operating losses are a result of the Company's i) expansion of its administrative staff and technical staff to fully support the Company's exploration and property acquisition activities, ii) exploration expenditures on the Company's existing properties, and iii) costs associated with the Company's mineral property acquisition program. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are discussed below.

         It is anticipated that the proceeds from the Series A Notes and the April 1, 1997 Promissory Note will satisfy the Company's cash requirements until July 31, 1997. The Company may extend this date through reducing its current exploration budget and acquisition activities. To the extent the additional financial resources discussed below are not available to the Company, the Company may be required to substantially reduce or eliminate its exploration and or acquisition activities.

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

         Currently, the Company has 14 full time employees. The Company also has two full time and several part time geological consultants. The Company anticipates hiring one additional full time employee during the first half of 1997. To the extent the Company is successful in acquiring additional mineral properties, it may hire one or more employees or consultants on a full time basis in the technical field.

                            FREMONT GOLD CORPORATION


PART II  - OTHER INFORMATION


Item 1   -  Legal Proceeding

                  No legal proceedings are currently pending or to, the knowledge of management, threatened against the Company.


Item 2 - Changes In Securities
                  Not applicable

Item 3 - Defaults Upon Senior Securities
                  On February 27, 1997, the Company made amendments to the terms and conditions of the Series A Notes. The Company extended the expiry date of the Warrant component of the Units from April 15, 1997 to September 30, 1997. The Company requested that note holders extend the Maturity Date of the notes from March 1, 1997 to June 30, 1997.

                  As at May 16, 1997, 88% of the Series A Note holders representing 92% of the balance of the notes payable had signed and delivered to the Company, Maturity Date Extension Agreements. While management believes that the remaining note holders will sign and return their Agreements to the Company, the Company is in default on the remaining Series A Notes. In the event that the remaining Series A Note holders do not agree to the maturity date extension, these Series A Note holders may pursue remedies under the Note, in accordance with certain terms and conditions including earning default interest at the rate of 16% per annum.

                  The amount of Series A Notes in default as at May 20, 1997 is $150,619 which includes $141,000 of principle and $9,619 of interest.

Item 4 - Submission Of Matters To A Vote Of Security-Holders
                  Not applicable

Item 5 - Other Information
                  Not applicable

Item 6 - Exhibits And Reports On Form 8-K
                   a)     Exhibit table:


Exhibit Number     Description of Exhibit                                           Reference
----------------------------------------------------------------------------------------------
4.4                Form of Maturity Date Extension Agreement between the               (1)
                   Company and 10.5% Series A Convertible Note Holders
4.5.1              $650,000 Promissory Note, dated April 1, 1997 issued by             (1)
                   Company in favor of International Freedom
4.5.2              Warrant to purchase 650,000 shares of Common Stock, dated           (1)
                   April 1, 1997, issued to International Freedom
10.2               Basis of Agreement between Minera Fremont Gold Chile, S.A.          (2)
                   and Alejandro Moreno P. and Others, dated January 22, 1997
                   (Santa Eloisa Property)
10.10              Pledge Agreement dated April 1, 1997 by and between Messers.        (1)
                   Hopley, Shaw and Topham


(1)      Filed with Form 10KSB annual report, dated December 31, 1996.

(2) Filed with Registration Statement on Form SB-2, Reg. No. 333-21665, filed February 12, 1997.

b)       Reports on Form 8-K


                  1. CURRENT REPORT ON FORM 8K DATED FEBRUARY 12, 1997, (as amended March 7, 1997), reporting a change in certifying accountant.


                  2. CURRENT REPORT ON FORM 8K DATE MARCH 6, 1997, reporting exploration results on the Company's Resguardo Property.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Commission Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      FREMONT GOLD CORPORATION


DATE: MAY 16, 1997
                                      By:/S/ Michael J. Hopley
                                         ----------------------------
                                         Michael J. Hopley, President