Form 10QSB
period 1997-06-30
FREMONT GOLD CORP
filed 1997-08-14
CIK 99680

                                   Form 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997



                        COMMISSION FILE NUMBER 33-0773-A


                            FREMONT GOLD CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



    Delaware                                              65-0110447
--------------------------------------        ----------------------------------
    (State or other jurisdiction of            (IRS Employer Identification No.)
     incorporation or organization)



  2000 - 777 Hornby Street
  Vancouver, British Columbia, Canada                       V6Z 1S4
------------------------------------------       ------------------------------
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

                         Yes  [X]   No  [ ]

There were 6,500,333 shares of the Company's Common Stock, $.001 par value per share, issued and outstanding at August 14, 1997. .

                            FREMONT GOLD CORPORATION

                                      INDEX

PART I   FINANCIAL INFORMATION                                                   Page No.
                                                                                 --------

               Item 1.     Financial Statements

               Consolidated Balance Sheet - June 30, 1997                           4

               Consolidated Statements of Operations --
               Six Months ended June 30, 1997 and Six Months
               ended June 30, 1996                                                  5

               Consolidated Statements of Cash Flows --
               Six Months ended June 30, 1997 and Six Months
               ended June 30, 1996                                                  6

               Notes to Consolidated Financial Statements                           7

               Item 2.     Management Discussion and Analysis of Results of
               Operations and Financial Condition                                  21

PART II  OTHER INFORMATION

               Item 1.     Legal Proceedings                                       24

               Item 2.     Changes in Securities                                   24

               Item 3.     Defaults Upon Senior Securities                         24

               Item 4.     Submission of Matters to Vote of Security-Holders       24

               Item 5.     Other Information                                       24

               Item 6.     Exhibits and Reports on Form 8-K                        25

SIGNATURES                                                                         26

                            FREMONT GOLD CORPORATION


                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                            FREMONT GOLD CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           (Expressed in U.S. Dollars)
                                    Unaudited


                                                               June 30, 1997
                                                              ---------------
ASSETS
CURRENT ASSETS:
  Cash                                                        $       453,812
  Accounts receivable                                                   8,611
  Due from related parties (note 3)                                    42,545
  Prepaid expenses                                                      7,831
                                                              ---------------
                                                                      512,799
NON-CURRENT ASSETS:
  Mineral properties (note 4)                                       1,287,125
  Property and equipment, net (note 5)                                151,049
  Value added tax (note 6)                                            119,695
                                                              ---------------

TOTAL ASSETS                                                  $     2,070,668
                                                              ===============


LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                    $       352,835
  Due to related parties (note 7)                                      20,430
  Promissory note payable (note 8)                                      4,437
  Loans payable (note 9)                                            2,150,000
  Series A Convertible Notes (note 10)                                900,000
  Current portion of capital lease obligations (note 14)               11,720
                                                              ---------------
                                                                    3,439,422

NON-CURRENT LIABILITIES:
  Capital lease obligations, less current portion (note 14)               966

MINORITY INTEREST                                                       2,500

STOCKHOLDERS' DEFICIT
  Common stock (note 11)                                                6,267
     $.001 par value; 20,000,000 authorized;
      6,267,000 issued and outstanding at June 30,1997
  Additional paid-in capital                                        1,170,019
  Unearned compensation                                               (95,525)
  Unearned equity - financing cost                                    (18,000)
  Accumulated deficit                                              (2,434,981)
                                                              ---------------
  Total Stockholders' Deficit                                      (1,372,220)

Commitments and Contingencies (notes 4, 11,14, 15 and 16)
                                                              ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $     2,070,668
                                                              ===============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            FREMONT GOLD CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Expressed in U.S. Dollars)
                                    Unaudited


                                                        For the Six Months Ended
                                                  ----------------------------------
                                                   June 30, 1997      June 30, 1996
                                                  ---------------    ---------------

Interest income                                   $        11,328    $            52



GENERAL AND
ADMINISTRATIVE EXPENSES:
  Compensation expense from stock option grants            74,256               --
  Financing expense                                        27,000               --
  Salaries and consulting                                 326,987            104,428
  Depreciation                                              8,369               --
  Foreign exchange                                         (2,441)              --
  Legal and accounting                                    163,056             10,762
  Rent and office expenses                                125,020                342
  Investor services                                        27,532              5,778
  Travel and public relations                             121,105              3,117
                                                  ---------------    ---------------
                                                          859,556            124,375


Mineral property exploration                              974,011               --
Less capitalized exploration costs                        890,886               --
                                                  ---------------    ---------------
                                                           83,125               --

Loss from operations                                      942,681            124,375

Interest expense                                          135,112               --
                                                  ---------------    ---------------

Net loss                                          $     1,077,793    $       124,375
                                                  ===============    ===============


Weighted average number
 of shares outstanding                                  6,104,271          1,000,000
                                                  ===============    ===============

Loss per common share                             $         (0.18)   $         (0.12)
                                                  ===============    ===============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            FREMONT GOLD CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Expressed in U.S. Dollars)
                                    Unaudited


                                                        For the Six Months Ended
                                                     ------------------------------
                                                     June 30, 1997    June 30, 1996
                                                     -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                             $  (1,077,793)   $    (124,375)


Adjustments to reconcile net loss to net cash used
  in operating activities:
  Compensation expense from stock option grants             74,256             --
  Financing expense                                         27,000             --
  Depreciation                                               8,369             --
  Increase (decrease) in
    Accounts receivable                                     20,218             --
    Value added taxes                                     (119,695)            --
    Due from related parties                               (29,506)        (125,087)
    Accounts payable and accrued liabilities               223,997            6,947
                                                     -------------    -------------

Net cash used in operating activities                     (873,154)        (242,515)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Due to related parties                                  (36,424)            --
   Promissory note                                         (18,163)            --
   Forgiveness of loans                                       --             11,999
   Loans payable                                         2,150,000          135,148
   Series A Convertible Notes                             (804,000)            --
   Lease payments                                          (23,691)            --
   Share subscriptions                                        --            195,000
                                                     -------------    -------------

Net cash flow from financing activities                  1,267,722          342,147

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in mineral properties                        (890,886)            --
  Investment in property and equipment                     (64,392)            --
                                                     -------------    -------------

Net cash used in investing activities                     (955,278)            --

Net increase (decrease) in cash                           (560,710)          99,632

Cash and cash equivalents, beginning of
  period                                                 1,014,522            1,035
                                                     -------------    -------------

Cash and cash equivalents, end of period             $     453,812    $     100,667
                                                     =============    =============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FREMONT GOLD CORPORATION
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the Six Months Ended June 30, 1997


1.  NATURE OF OPERATIONS

The Company is a Delaware corporation and its principal business activity is the acquisition, exploration and development of mineral properties, primarily gold and copper properties located in Latin America.

During 1996, the Company commenced a program of exploration of certain mineral properties, and as at June 30, 1997 had not established the existence of economically recoverable mineral reserves. Continuing operations of the Company and the recoverability of amounts shown for mineral properties are dependent upon the discovery of economically recoverable reserves, the ability of the Company to obtain financing to complete exploration and development and future profitable operations or proceeds from the disposition thereof.


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

The Company has a substantial working capital deficit at June 30, 1997, due to current debt maturities and due to the Company's short term borrowing under the Bridge Note and Demand Notes (note 9), and does not have sufficient funds to meet the exploration objectives as presently planned. Management recognizes that the Company must generate additional resources to enable it to continue operations. The Company is actively pursuing the sale of equity securities with funds raised being made available to the Company. Management expects these pursuits will result in additional resources to the Company, however, no assurance can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve profitability or positive cash flows in the future.

If the Company is unable to obtain adequate additional financing, management will be required to curtail the Company's exploration and mineral property acquisition programs.

At June 30, 1997, the Company is in default on the $900,000 outstanding balance of the Series A Notes. These Series A Note Holders may pursue remedies under their Series A Notes, in accordance with certain terms and conditions contained in the Series A Notes, including default interest at the rate of 16% per annum. The Company has elected to treat the remaining Series A Notes as due and payable upon demand and allow the Series A Holders to exercise their conversion rights until such time as the Series A Note is paid. See note 15.

(b) Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent

FREMONT GOLD CORPORATION
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the Six Months Ended June 30, 1997


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

For the Six Months Ended June 30, 1997


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

FREMONT GOLD CORPORATION
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the Six Months Ended June 30, 1997


4.  MINERAL PROPERTIES

Accumulated costs in respect to the Company's interest in mineral claims under lease or option consist of the following:


Acquisition               Balance at              Additions during         Written off during             Balance at
and Exploration Costs    Dec. 31, 1996               the period                the period               June 30, 1997
                         --------------            --------------            --------------            --------------
RESGUARDO
  Acquisition            $      288,101            $       60,000            $         --              $      348,101
  Exploration                    83,138                   623,691                      --                     706,829
                                371,239                   683,691                      --                   1,054,930
CENIZAS
  Acquisition                    25,000                    25,000                      --                      50,000
  Exploration                      --                      90,220                      --                      90,220
                                 25,000                   115,220                      --                     140,220
SANTA ELOISA
  Acquisition                      --                      30,000                      --                      30,000
  Exploration                      --                      61,975                      --                      61,975
                                   --                      91,975                      --                      91,975
Total                    $      396,239            $      890,886            $         --              $    1,287,125

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

The Company paid the $60,000 payable on the first anniversary of the lease in the second quarter of 1997, before the required date of payment.

FREMONT GOLD CORPORATION
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the Six Months Ended June 30, 1997


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

(c) Santa Eloisa

On January 22, 1997, the Company entered into an agreement ("Santa Eloisa Agreement") with certain mining concession owners ("Santa Eloisa Owners"). The Santa Eloisa Owners hold approximately 4,700 hectares (11,614 acres) in the Maricunga Gold Mining District of Northern Chile. Pursuant to the Santa Eloisa Agreement, the Santa Eloisa Owners will cause a new Chilean corporation to be formed, Compania Minera Santa Eloisa S.C.M. ("CMSE"), and title to all of the mining concessions held by the Santa Eloisa Owners will be transferred to CMSE. In return, the Santa Eloisa Owners will receive, in aggregate, 500 CMSE series A shares and 1,500 CMSE series B shares, together representing 100% of CMSE's equity. The Company, will receive: (i) 500 CMSE series A shares from the Santa Eloisa Owners upon payment of $500,000 to the Santa Eloisa Owners ("Purchase Option Payment"); $30,000 paid on January 22, 1997, $135,000 payable on April 30, 1997, $135,000 payable on November 30, 1997, $100,000 payable on March 31,
1998 and $100,000 payable on March 31, 1999, and (ii) 1,000 newly issued CMSE series A shares upon its completion of funding a $1,000,000 exploration work program ("Exploration Commitment") on or before March 31, 1999. Upon the Company's payment of the Purchase Option Payment and funding its Exploration Commitment, the Company will own 50% of the capital of CMSE in the form of series A Shares and the Santa Eloisa Owners will own 50% of the capital of CMSE in the form of series B shares. Thereafter, the equity interest represented by the series B shares cannot be diluted below 25% of the total equity interest in CMSE. The April 30, 1997 Purchase Option Payment, upon mutual agreement between the Company and Santa Eloisa Owners, has been extended pending the formation of a Chilean corporation and completion of definitive agreements with respect to the share purchase rights and administrative management of the Chilean corporation. See note 16 (a).

The Company will manage the business affairs and daily operations of CMSE and will appoint its directors in proportion to its relative ownership percentage of CMSE.

FREMONT GOLD CORPORATION
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the Six Months Ended June 30, 1997


5. PROPERTY AND EQUIPMENT


                                               Cost                  Accumulated                    Net
                                                                     Depreciation
                                          --------------            --------------            --------------
Office furniture and equipment            $       52,471            $        6,452            $       46,019
Computer hardware and software                    24,021                     4,940                    19,081
Vehicle                                           48,288                      --                      48,288
Field Equipment                                      203                      --                         203
Leased assets                                     38,407                     2,633                    35,774
Leasehold improvements                             2,165                       481                     1,684

Total                                     $      165,555            $       14,506            $      151,049


6.  VALUE ADDED TAX

Value added tax is paid on all goods and services purchased by the Company in Chile. This tax is recoverable when the Company, in turn, sells goods or services, that is, when the Company produces and sells mineral products. Value added tax is project specific and is recoverable on a particular property to the extent that the tax has been paid in the course of exploration and development of that property. Therefore, if a property is written down, the recoverable value added tax associated with that property is also written down.


7.  DUE TO RELATED PARTIES

On June 14, 1996, FHL borrowed $60,847 from Edward M. Topham, a director, chief financial officer, secretary and treasurer of the Company, pursuant to a loan agreement. The loan agreement provided for repayment upon demand with interest accruing at 10% per annum. In consideration of this loan, Edward M. Topham was issued 60,000 shares of FHL's common stock. On July 31, 1996, the Company acquired 100% of FHL. On December 5, 1996, December 6, 1996, January 15, 1997 and June 19, 1997 the Company, on behalf of FHL, its wholly owned subsidiary, paid $12,000, $12,000, $12,000 and $24,847 respectively plus $3,729.92 accrued interest to Mr. Topham.

On April 11, 1996, Minera Fremont Gold Chile S.A. borrowed $20,430 from Roberto Partarrieu, an employee of the Company. The loan is non-interest bearing and is repayable upon demand. At June 30, 1997, $20,430 was outstanding.


8.  PROMISSORY NOTE

On October 31, 1996, the Company entered into a Promissory Note agreement with Laminco Resources Inc. ("Laminco") for the purchase of office and computer equipment. The note requires that monthly payments of $2,219 be made on the first day of each month commencing January 1, 1997 until full repayment has occurred. If payments are made when due, no interest on the principal is applied. If payments are not made when due, an interest charge of 1% compounded monthly applies on the aggregate unpaid principal balance plus accrued interest. The Company has pledged the assets purchased as additional collateral and has agreed not to dispose of the assets until the principal has been paid.

FREMONT GOLD CORPORATION
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the Six Months Ended June 30, 1997


9.  LOANS PAYABLE

BRIDGE NOTE
On April 1, 1997, the Company borrowed $650,000 from International Freedom Ltd., an unaffiliated lender ("Bridge Lender") pursuant to a promissory note (the "Bridge Note"). The Bridge Note provides for an interest rate of 12% (per annum) and is due on July 31, 1997. The Bridge Note is secured by a pledge agreement ("Pledge Agreement"). Under the terms of the Pledge Agreement, Michael J. Hopley, a director, president and chief executive officer of the Company, Edward
M. Topham, a director and chief financial officer of the Company and David Shaw, a director of the Company, pledged, in aggregate, 1,088,412 shares of Common Stock of the Company owned by them to the Bridge Lender as security for the Bridge Note. The Company also issued the Bridge Lender a warrant to purchase 650,000 shares of the Company's Common Stock for a period of two years at a price of $1.50 per share. In connection with this transaction, the Company granted an unaffiliated individual a loan acquisition fee consisting of a warrant to purchase 85,000 shares of the Company's Common Stock for a period of two years at a price of $1.50 per share. Fair value of the warrants was considered nominal by the Company. In consideration of pledging their Common Stock as security to facilitate this loan, the Company has agreed to issue Messrs. Hopley, Topham and Shaw an aggregate of 75,000 shares of the Company's Common Stock.

At June 30, 1997, $650,000 of principal remains outstanding on the Bridge Note, and $14,351 of accrued interest has been recorded in current accounts payable. See note 15.

DEMAND NOTES
On June 13, 1997, the Company borrowed an aggregate of $1,500,000 from Robertson Stephens Orphan Fund ($1,245,000) and Robertson Stephens Offshore Orphan Fund ($255,000) (together "Demand Lenders"), pursuant to the two Demand Notes. The Demand Notes provide for an interest rate of 10.5% (per annum) and are due upon demand by the Demand Lenders. The Demand Notes are unsecured and represent advances to the Company until the Demand Lenders convert their Series A Notes and are able to exercise the Warrants received upon such conversion. In consideration of this loan, the Company also issued the Demand Lenders warrants to purchase an aggregate of 250,000 shares of the Company's Common Stock for a period of two years at a price of $2.00 per share. The Demand Lenders also received certain registration rights in connection with shares of Common Stock underlying these warrants. Fair value of the warrants was considered nominal by the Company. See note 15.

At June 30, 1997, $1,500,000 in principal remains outstanding on the Demand Note, and $7,336 of accrued interest has been recorded in current accounts payable.


10.  SERIES A CONVERTIBLE NOTES

On August 21, 1996, the Company commenced an offering of $1,800,000 principal amount of Series A Notes. In December 1996, the Company completed the offering of Series A Notes and accepted subscriptions aggregating $1,800,000. Each Series A Note is convertible, at the option of each of the holders (each a "Series A Note Holder"), into Units at any time after the issue date and prior to the close of business on the maturity date at the rate of $.50 of principal per Unit. Each Unit is composed of one share of common stock ("Common Stock") and one warrant ("Warrant"). Each Warrant is exercisable to purchase one share of Common Stock at the greater of $1.50 or 75% of the ten day average closing prices, as quoted on the OTC-BB, immediately preceding the notice of exercise. The Warrants are redeemable by the Company at any time after issuance, upon 15 days written notice to the Warrant holders, at a redemption price of $0.10 per Warrant. The Series A Note Holders, if any, issued Units upon conversion without an effective Registration Statement under the Securities Act of 1933, as amended ("Act"), shall have the right, at any time, to join with the Company to register the shares of Common Stock

FREMONT GOLD CORPORATION
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the Six Months Ended June 30, 1997


included in the Units and underlying the Warrants in any Registration Statement under the Act filed by the Company. Each purchaser of the Series A Notes has entered into a Voluntary Stock Pooling Agreement ("Pooling Agreement"). Under the terms of the Pooling Agreement each recipient of Units issued pursuant to conversion of the Series A Notes has agreed with the Company, the Trustee (as defined in the Pooling Agreement) and each with the other, that they will deliver the certificates representing their shares of Common Stock included in the Units to the Trustee. However, the Shares issuable upon exercise of the Warrants will not be subject to the Pooling Agreement. Pursuant to the Pooling Agreement the Trustee shall hold all delivered Shares subject to release, on a pro-rata basis, as set forth below:

PRO-RATA SHARES OF COMMON STOCK                   RELEASE DATE
25% of Common Stock purchased                     April, 1, 1997 (1)
25% of Common Stock purchased                     July 1, 1997 (2)
25% of Common Stock purchased                     October 1, 1997
the balance of Common Stock purchased             January 1, 1998

(1) Upon any conversion of the Series A Notes between April 1, 1997 and July 1, 1997, the first 25% of the shares issued upon such conversion will be immediately released.
(2) Upon conversion of the Series A Notes after July 1, 1997, the first 50% of the shares issed upon such conversion will be released.

On February 27, 1997, the Company extended the expiration date of the Warrants to be included in the Units from April 15, 1997 to September 30, 1997. The Company requested that the Series A Note Holders extend the Maturity Date of the Series A Notes from March 1, 1997 to June 30, 1997. The Series A Note Holders may now demand payment of principal and interest at any time.

On June 17, 1997, the Company, in accordance with the provisions of the Series A Note, prepaid $834,000 principal amount of the outstanding balance of the Series A Notes. The aggregate principal balance remaining after this prepayment was $966,000.

As of June 30, 1997, Series A Note Holders representing $66,000 principal amount of the outstanding balance of the Series A Notes had exercised their conversion rights. At June 30, 1997, the Company is in default on the remaining $900,000 principal amount and $47,684 in accrued interest payable on the Series A Notes. These Series A Note Holders may pursue remedies under their Series A Notes, in accordance with certain terms and conditions contained in the Series A Notes, including default interest at the rate of 16% per annum. The Company has elected to treat the remaining Series A Notes as due and payable upon demand and allow the Series A Holders to exercise their conversion rights until such time as the Series A Note is paid. See note 15.

11.  SHARE CAPITAL

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

For the Six Months Ended June 30, 1997


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

On July 31, 1996, the Board of Directors of the Company and holders of a majority of the outstanding shares of the common stock of the Company, authorized the Company, by written consent, to acquire 100% of FHL stock not previously owned by the Company. The Company completed this acquisition in consideration for the exchange of 3,560,000 shares of its Common Stock. Michael
J. Hopley, a director, president and chief executive officer of the Company, David Shaw, a director of the Company and Edward M. Topham, chief financial officer of the Company, received 418,000, 372,000, and 381,000 shares, respectively, of the Company's Common Stock in the exchange.

On August 1, 1996, the Company completed a private placement of 500,000 shares of its Common Stock to Laminco in consideration of $140,000.

On April 1, 1997, the Company issued an aggregate of 75,000 shares to Michael J. Hopley, a director, president and chief executive officer of the Company, Edward
M. Topham, a director and chief financial officer of the Company, and David Shaw, a director of the Company, in connection with the Pledge Agreement under the terms of the Bridge Note (note 9).

As of June 30, 1997, Series A Note Holders representing $66,000 principal amount of the outstanding balance of the Series A Notes had exercised their conversion rights. As a result of these conversions, 132,000 shares of the Company's Common Stock are issuable.

WARRANTS
On June 4, 1996 and June 20, 1996, Laminco, then an affiliate of the Company, advanced loans to the Company. In consideration of these loans the Company granted Laminco warrants to purchase 400,000 shares of the Company's Common Stock at a purchase price of $1.00 for a period of two years. Fair value of the warrants was considered nominal by the Company. In addition, the Company granted Laminco certain rights to participate in all future financing completed by the Company on the same terms offered third parties. Prior to year end the balance of the loans was repaid.

On April 1, 1997, the Company issued the Bridge Lender (note 9) a warrant to purchase 650,000 shares of the Company's Common Stock for a period of two years at a price of $1.50 per share. Fair vale of the warrants was considered nominal by the Company.

On April 1, 1997, the Company issued an unaffiliated individual a warrant to purchase 85,000 shares of the Company's Common Stock for a period of two years at a price of $1.50 per share (note 9). Fair value of the warrant was considered nominal by the Company.

On June 13, 1997, the Company issued the Demand Lenders (note 9) warrants to purchase of 250,000 shares of the Company's Common Stock for a period of two years at a price of $2.00 per share. Fair value of the warrants was considered nominal by the Company.

FREMONT GOLD CORPORATION
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the Six Months Ended June 30, 1997


As of June 13, 1997, under the agreement the Company has with RTZ (note 4(b)), RTZ has an option to purchase 150,000 shares of the Company's Common Stock for a period of two years at a price of $1.50 per share. Fair value of the warrants was considered nominal by the Company.

As of June 30, 1997, Warrants to purchase 132,000 shares of the Company's Common Stock are outstanding. These Warrants were issued in connection with the exercise of conversion rights of Series A Notes. These warrants are exercisable at the greater of $1.50 or 75% of the ten day average closing prices, as quoted on the OTC-BB, immediately preceding the notice of exercise (note 10).

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

Changes in stock options for the six months ended June 30, 1997 are shown in the following table:


                                                             Exercise Price         Weighted Avg
                                  Share Options                Per Share           Exercise Price
-------------------------------------------------------------------------------------------------
Outstanding at Dec. 31, 1996            780,000            $  1.17 to 1.28            $   1.23

Granted during the period               170,000            $          1.17            $   1.17
-------------------------------------------------------------------------------------------------

Outstanding at June 30, 1997            950,000            $  1.17 to 1.28            $   1.22

Exercisable at June 30, 1997            455,000            $  1.17 to 1.28            $   1.23
-------------------------------------------------------------------------------------------------

Expiry dates for options granted range from September 27, 2001 to January 10, 2002.

The Company applies APB Opinion No. 25 and related interpretations in accounting for its option plan. Accordingly, compensation costs based on the difference between the quoted market value of the stock price at the grant date and the option exercise price has been recognized and will be amortized over the vesting period. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates, consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share for the six months ended June 30, 1997 would have been increased to the pro forma amounts as follows:

FREMONT GOLD CORPORATION
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the Six Months Ended June 30, 1997


Net loss
         As reported                            $  1,077,793
         Pro forma                              $  1,144,031

Net  loss per common share
         As reported                            $     (0.18)
         Pro forma                              $     (0.19)

The estimated weighted average fair value of options granted during the six months ended June 30, 1997, was $0.66 assuming a risk free rate of 7%, an expected volatility of 42% and a weighted average expected life of 2 years. The estimate was made using the Black-Scholes Option Pricing Model. The weighted average remaining contractual life of options outstanding at June 30, 1997 was
4.4 years.


12. INCOME TAXES

At December 31, 1996, the Company had net operating loss carry forwards for federal income tax purposes of approximately $862,122. Operating losses of $405,771 accumulated to December 31, 1995 are no longer available for carry forward due to the change in the nature of the Company's business operations that occurred in 1996.

No deferred tax benefit has been recorded due to the uncertainty of the Company realizing these benefits through profitable operations in the future.


13. SEGMENTED INFORMATION


----------------------------------------------------------------------------------------------------
                                     1997                                       1996
----------------------------------------------------------------------------------------------------
                  Loss for the six          Identifiable      Loss for the six         Identifiable
                      months ended                Assets          months ended               Assets
                     June 30, 1997                              June 30, 1996
----------------------------------------------------------------------------------------------------
Canada                  $  856,130            $  435,684            $  124,375            $  225,754
Barbados                     5,517                 1,603                  --                    --
Chile                      216,146             1,633,381                  --                    --
----------------------------------------------------------------------------------------------------

Consolidated            $1,077,793            $2,070,668            $  124,375            $  225,754
====================================================================================================


14. COMMITMENTS AND CONTINGENCIES

The Company is committed under an operating lease to pay for office space in Vancouver, British Columbia, Canada. The lease is for a term of five years commencing on the 1st day of August, 1996 and ending on the 30th day of July 2001. The minimum lease payments for the next five years are as follows:

FREMONT GOLD CORPORATION
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the Six Months Ended June 30, 1997


YEAR                                Amount
----                               --------
1997                               $ 20,174
1998                                 20,174
1999                                 20,174
2000                                 20,174
2001                                 11,768
                                 ----------
Total                              $ 92,464
                                 ==========

The Company leases vehicles under agreements which are classified as capital leases. Leased capital assets included in Property and equipment at June 30, 1997 are as follows:

--------------------------------------------------------------------------------
Leased Vehicles                                                   $    38,407
Less: Accumulated Depreciation                                          2,633

--------------------------------------------------------------------------------
Total                                                             $    35,774
================================================================================

Following is a summary of future minimum payments under capitalized leases that have initial or remaining noncancelable lease terms in excess of one year at June 30, 1997:

--------------------------------------------------------------------------------
Year ending June 30,
1998                                                              $    11,720
1999                                                                    2,884

--------------------------------------------------------------------------------
Total minimum lease payments                                           14,604
Less:  interest                                                         1,918
--------------------------------------------------------------------------------
Present value of minimum lease payments                                12,686
Current portion                                                        11,720
Long term obligation                                              $       966
================================================================================

15. SUBSEQUENT EVENTS - SERIES A NOTES CONVERSIONS AND EXERCISE OF WARRANTS

On July 7, 1997, the Bridge Lender exercised warrants to purchase 233,333 shares of the Company's Common Stock in consideration of a $350,000 reduction in the principal amount of the Bridge Note.

As of August 12, 1997, Series A Note Holders representing $390,000 principal amount of the outstanding balance of the Series A Notes had exercised their conversion rights. As a result of these conversions, 780,000 shares of the Company's Common Stock are issuable and Warrants to purchase 780,000 shares of the Company's Common Stock are outstanding.

As of August 12, 1997, the Demand Lenders exercised their conversion rights pursuant to two Series A Notes in the aggregate original principal amount of $500,000. Upon conversion of the two Series A Notes, the Demand Lenders were issued an aggregate of 1,000,000 Units comprised of 1,000,000 shares of the Company's Common Stock and 1,000,000 Warrants. On August 12, 1997, the Demand Lenders exercised all of the Warrants and purchased 1,000,000 shares of the Company's Common Stock in consideration of cancellation of the Company's $1,500,000 obligation under the Demand Notes.

FREMONT GOLD CORPORATION
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the Six Months Ended June 30, 1997


The Company is in default on the remaining $10,000 principal amount and on the interest accrued on the Series A Notes.

The table set forth below summarizes the Company's balance sheet given the effect of the above transactions.


Pro Forma Summary Balance Sheet

Assets
------
Current assets                                           $   512,799
Non-current assets                                         1,557,869
                                                         -----------
Total Assets                                             $ 2,070,668
                                                         ===========

Liabilities and Stockholder's Deficit
-------------------------------------
Current liabilities                                      $   699,422
Non-current liabilities and minority interest                  3,466
Capital                                                    3,916,286
Unearned equity                                             (113,525)
Accumulated deficit                                       (2,434,981)
                                                         -----------
Total Liabilities and Stockholder's Deficit              $ 2,070,668
                                                         ===========


16. OTHER SUBSEQUENT EVENTS

(a) On July 3, 1997 the corporation, Compania Minera Santa Eloisa, was formed and on July 7, 1997, the second instalment of the Purchase Option Payment was made to the Santa Eloisa Owners (see note 4(c)). Upon mutual agreement between the Company and the Santa Eloisa Owners, the payment was made with $100,000 in cash and 23,333 shares of the Company's common stock.

(b) On July 23, 1997 the Company signed a Letter of Intent which defines the terms by which the Company can acquire a 100% interest in the Laja property, an area of 250 hectares (618 acres), located in the historic gold mining district of Andacollo, northern Chile. The terms of the Letter of Intent allow Fremont to earn a 100% interest in the Laja property by completing a bankable feasibility study within three years and paying the owners a total of $4,000,000 as follows:
$50,000 payable upon signing the final contract to be completed within sixty days of signing the Letter of Intent, $150,000 payable during the first year of the option with semi annual payments then due over the next two years of the agreement and a final payment of $2,000,000 payable on the third anniversary of the option. In addition, the operators of the Laja property will be paid a total of $446,000 in cash and the equivalent of $466,000 in the Company's common shares over a two year period for the existing mine facilities

FREMONT GOLD CORPORATION
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the Six Months Ended June 30, 1997


and infrastructure. The owners retain a royalty that is calculated on a sliding scale based on the price of gold using 0.01 per cent per US$1.00 price per ounce of gold.

(c) On July 25, 1997, the Company borrowed an aggregate of $100,000 from Regional Investments, Inc. (the Lender) pursuant to an unsecured Demand Note. The Demand Note provides for an interest rate of 10.5% (per annum) and is due upon demand by the Lender.

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

FINANCIAL CONDITION

        At June 30, 1997, the Company had current assets of $512,799, as compared to current assets of $1,094,221 at December 31, 1996. The $581,422 decrease at June 30, 1997, reflects a $560,710 decrease in cash and a decrease in accounts receivable of $20,712. At June 30, 1997, the Company had current liabilities of $3,439,422 as compared to current liabilities of $2,033,124 at December 31, 1996. The increase at June 30, 1997 is comprised of a $223,998 increase in accounts payable and accrued liabilities, and a $650,000 Bridge Note and $1,500,000 Demand Notes, offset by a $900,000 reduction in the Series A Convertible Notes payable balance and a $67,700 reduction in the amounts due to related parties, the promissory note payable and the current portion of capital lease obligations collectively.

        At June 30, 1997 the Company has a net worth of ($1,372,220), as compared to a net worth of ($461,682) at December 31, 1996. The decrease in net worth is a result of on going costs associated with the exploration, administration and management of the Company's mineral properties.

        On July 7, 1997 the Bridge Lender exercised warrants to purchase 233,333 shares of the Company's Common Stock in consideration of a $350,000 reduction in the principal amount of the Bridge Note. As of August 12, 1997, Series A Note Holders representing $890,000 principal amount of the outstanding balance of the Series A Notes had exercised their conversion rights resulting in 1,780,000 Units being issuable by the Company. On August 12, 1997 the Demand Lender exercised 1,000,000 Warrants underlying its Units and purchased 1,000,000 shares of the Company's Common Stock in consideration of cancellation of the Company's $1,500,000 obligation under the Demand Notes.

        Given effect to the above described subsequent events, the Company has current assets of $512,799, current liabilities of $699,422 and a net worth of $1,367,780.

RESULTS OF OPERATIONS

        The Company had a loss during the six months ended June 30, 1997, of $1,077,793 or $0.18 per share. For the six months ended June 30, 1996 the Company's loss was $124,375 or $0.12 per share.

LIQUIDITY AND CAPITAL RESOURCES

        During the six months ended June 30, 1997, the Company's working capital deficiency increased to $2,926,623. The increase is due largely to the decrease in cash of $560,710 and the increase in accounts payable accrued liabilities of $223,998, and the new current obligations under the Bridge Note ($650,000) and the Demand Notes ($1,500,000). The proceeds from the Bridge Note and the Demand Notes were used in the Company's exploration programs.

        The Company filed Amendment No. 2 to a Registration Statement on Form SB-2 with the Securities and Exchange Commission ("SEC") on July 16, 1997. On August 1, 1997, the Registration Statement was declared effective by the SEC. As of August 12, 1997, Series A Note Holders representing $890,000 principal amount of the outstanding balance of the Series A Notes had exercised their conversion rights. As a result of these conversions, 1,780,000 Units are issuable by the Company. If all of the Warrants underlying the Units received by the Series A Note Holders upon conversion are exercised, the Company will receive minimum net proceeds of $1,449,000.

PLAN OF OPERATION

        The Company is, and plans to continue to be, engaged in the acquisition, exploration and, if warranted, development of mineral properties, primarily gold and copper properties located in Latin America. Currently, the Company is only involved in the exploration for minerals and does not have an interest in any operating mines. The Company's near term operational plan is to complete exploration on its principal mineral property interests and to pursue the identification and acquisition of additional mineral properties. The Company has implemented an aggressive plan to assess new opportunities for the acquisition of additional mineral properties with an economic potential.

        During 1997, the Company will be required to pay $485,000 in lease and purchase option payments in connection with its Resguardo, Cenizas, Santa Eloisa and Laja properties of which $150,000 has been paid as of June 30, 1997. In addition, the Company is required to expend $200,000, $300,000 and $500,000 in conducting exploration on its Cenizas Property during 1997, 1998 and 1999, respectively, and $1,000,000 in conducting exploration on its Santa Eloisa Property before March 31, 1999.

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

        The proceeds from the Series A Notes, the Bridge Note, the Demand Notes, and the anticipated proceeds from the Warrants, if exercised, will satisfy the Company's cash requirements until November 30, 1997. The Company may extend this date through reducing its current exploration budget and acquisition activities. To the extent the additional financial resources discussed below are not available to the Company, the Company may be required to substantially reduce or eliminate its exploration and or acquisition activities.

        The Company currently anticipates that it will sell additional securities at a price sufficient to raise approximately $6 million to $10 million, either pursuant to registration or an exemption from registration under the Act within the next 12 months, however, there can be no assurance that the Company will be successful in completing such sales. If the Company is successful in obtaining proceeds from a significant number of Warrant exercises and it is successful in selling additional securities, the Company likely will expand its property acquisition program and accelerate exploration work on its current properties.

        The Company's financial statements have been prepared assuming the Company will continue as a going concern. Certain factors, discussed below and in the financial statements (and notes thereto), raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        The Company has a substantial capital deficit at June 30, 1997 due to current debt maturities and due to the Company's short term borrowing under the Bridge Note and Demand Notes. Subsequent to June 30, 1997, the Company repaid $350,000 under the Bridge Note and $1,500,000 under the Demand Notes in connection with the exercise of warrants to purchase 1,233,333 shares of the Company's Common Stock. Given effect of the subsequent issuance of the Company's Common Stock the Company has a net worth of $ 1,367,780. The Company does not currently have sufficient funds to meet the exploration objectives presently planned. Management recognizes that the Company must generate additional resources to enable it to continue operations. The Company is actively pursuing the sale of equity securities with funds raised being made available to the Company. Management expects these pursuits will result in additional resources to the Company, however, no assurance can be given that the Company will be successful in raising additional capital. If the Company is unable to raise additional capital, on terms acceptable to the Company, the Company may be required to i) cease its current mineral property acquisition program, ii) suspend or reduce its exploration programs on one or more of its current mineral properties, iii) enter into joint venture arrangements with third parties for the exploration of its mineral properties, which will result in a reduction in the Company's ownership interest in such mineral properties and/or iv) terminate its existing purchase option or lease agreements and forfeit its interest in one or more of its current mineral properties. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve profitability or positive cash flow in the future.

        During the next 12 months the Company will focus its human and financial resources on i) exploration of its existing properties, ii) identification and acquisition of additional mineral properties and iii) exploration of mineral properties subsequently acquired. The Company does not anticipate any significant purchases or sales of plants or equipment during the next twelve months.

        Currently, the Company has 18 full time employees. The Company also has two full time and several part time geological consultants. To the extent the Company is successful in acquiring additional mineral properties, it may hire one or more employees or consultants on a full time basis in the technical field.

                            FREMONT GOLD CORPORATION


PART II - OTHER INFORMATION


Item 1 - Legal Proceeding

                        There are no material pending legal proceedings to which the Company is or is likely to be a party or of which any of its subsidiaries or properties are likely to be the subject.

Item 2 - Changes In Securities

                        Not applicable

Item 3 - Defaults Upon Senior Securities

                        At June 30, 1997, the Company is in default on the remaining $900,000 principal amount of the outstanding balance of the Series A Notes and on the related $47,684 in accrued interest. These Series A Note Holders may pursue remedies under their Series A Notes, in accordance with certain terms and conditions contained in the Series A Notes, including default interest at the rate of 16% per annum. The Company has elected to treat the remaining Series A Notes as due and payable upon demand and allow the Series A Holders to exercise their conversion rights until such time as the Series A Note is paid.

                        On July 7, 1997, the Bridge Lender exercised warrants to purchase 233,333 shares of the Company's Common Stock in consideration of a $350,000 reduction in the principal amount of the Bridge Note. At July 31, 1997, the Company is in default on the remaining $300,000 principal amount of the Bridge Note.

                        As of August 12, 1997, Series A Note Holders representing $890,000 principal amount of the outstanding balance of the Series A Notes had exercised their conversion rights. The Company is in default on the remaining $10,000 principal amount and on the interest accrued on the Series A Notes.

Item 4 - Submission Of Matters To A Vote Of Security-Holders

                        Not applicable

Item 5 - Other Information

                        Not applicable

Item 6 - Exhibits And Reports On Form 8-K

a)      Exhibit table


Exhibit Number       Description of Exhibit                                          Reference
-------------------  -----------------------------------------------------------     ---------
4.5.1                $650,000 Promissory Note, dated April 1, 1997 issued by            (1)
                     Company in favor of International Freedom Ltd.
4.5.2                Warrant to purchase 650,000 shares of Common
                     Stock, dated April 1, 1997, issued to                              (1)
                     International Freedom Ltd.
4.6.1                Form of Demand Note                                                (1)
4.6.2                Form of Warrant issued with Demand Notes                           (1)
10.10                Pledge Agreement dated April 1, 1997 by and between Messrs.        (1)
                     Hopley, Shaw and Topham

(1) Filed with Amendment No. 2 to Form SB-2 Registration No. 333-21665, dated July 16, 1997.

b)      Reports on Form 8-K

                        None

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Commission Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FREMONT GOLD CORPORATION


DATE: AUGUST 14, 1997
                                       By:/S/ Michael J. Hopley
                                          -------------------------------------
                                          Michael J. Hopley, President