Form 10QSB
period 1997-09-30
FREMONT GOLD CORP
filed 1997-11-07
CIK 99680

                                   Form 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997



                        COMMISSION FILE NUMBER 33-0773-A


                            FREMONT GOLD CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Delaware                                       65-0110447
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)



2000 - 777 Hornby Street
Vancouver, British Columbia, Canada                           V6Z 1S4
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)


       Registrant's telephone number, including area code: (604) 682-4606



       ------------------------------------------------------------------
         (Former name and former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes [X] No [ ]

There were 12,187,605 shares of the Company's Common Stock, $.001 par value per share, issued and outstanding at November 7, 1997.

                            FREMONT GOLD CORPORATION

                                      INDEX

PART I  FINANCIAL INFORMATION                                                   Page No.
                                                                                --------
               Item 1. Financial Statements                                         3

               Consolidated Balance Sheet - September 30, 1997                      4

               Consolidated Statements of Operations --
               Nine Months ended September 30, 1997 and Nine Months
               ended September 30, 1996                                             5

               Consolidated Statements of Cash Flows --
               Nine Months ended September 30, 1997 and Nine Months
               ended September 30, 1996                                             6

               Notes to Consolidated Financial Statements                           7

               Item 2. Management Discussion and Analysis of Results of
               Operations and Financial Condition                                  21

PART II        OTHER INFORMATION

               Item 1. Legal Proceedings                                           24

               Item 2. Changes in Securities                                       24

               Item 3. Defaults Upon Senior Securities                             24

               Item 4. Submission of Matters to Vote of Security-Holders           24

               Item 5. Other Information                                           24

               Item 6. Exhibits and Reports on Form 8-K                            25

SIGNATURES                                                                         26

                            FREMONT GOLD CORPORATION

                         PART I - FINANCIAL INFORMATION


ITEM 1.        Financial Statements

                            FREMONT GOLD CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           (Expressed in U.S. Dollars)
                                    Unaudited


                                                               ------------------
                                                               September 30, 1997
                                                               ------------------
ASSETS
CURRENT ASSETS:
  Cash                                                             $     7,984
  Accounts receivable                                                   11,775
  Due from related parties (note 3)                                     17,031
  Prepaid expenses                                                      12,694
                                                                   -----------
                                                                        49,484
NON-CURRENT ASSETS:
  Mineral properties (note 4)                                        1,693,697
  Property and equipment, net (note 5)                                 147,315
  Value added tax (note 6)                                             159,211
                                                                   -----------
TOTAL ASSETS                                                       $ 2,049,707
                                                                   ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                         $   596,652
  Due to related parties (note 7)                                       20,472
  Promissory note payable (note 8)                                       4,472
  Loans payable (note 9)                                                50,000
  Current portion of capital lease obligations (note 14)                 2,185
                                                                   -----------
                                                                       673,781

MINORITY INTEREST                                                        2,500

STOCKHOLDERS' DEFICIT                                                   11,733
  Common stock (note 11)
     $.001 par value; 20,000,000 authorized;
      11,733,060 issued and outstanding at September 30,1997
  Additional paid in capital                                         4,306,928
  Unearned compensation                                                (46,700)
  Accumulated deficit                                               (2,898,535)
                                                                   -----------
  Total Stockholders' Deficit                                        1,373,426
  Commitments and Contingencies (notes 4, 11, 14 and 15)
                                                                   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $ 2,049,707
                                                                   ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            FREMONT GOLD CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Expressed in U.S. Dollars)
                                    Unaudited


                                                ---------------------------------------
                                                     For the Nine Months Ended
                                                ---------------------------------------
                                                September 30, 1997  September 30, 1996
                                                ------------------  -------------------
Interest income                                     $    11,315      $     2,152


GENERAL AND
ADMINISTRATIVE EXPENSES:
  Compensation expense from stock option grants         127,456             --
  Financing expense                                      45,000             --
  Salaries and consulting                               486,774          157,760
  Depreciation                                           12,791              308
  Foreign exchange                                       (3,372)           8,267
  Legal and accounting                                  215,239           45,344
  Rent and office expenses                              174,384           42,104
  Investor services                                      71,111            9,359
  Travel and public relations                           159,911           23,059
                                                    -----------      -----------
                                                      1,277,979          284,049


Mineral property exploration                          1,776,364             --
Less capitalized exploration costs                   (1,693,697)            --
                                                    -----------      -----------
                                                         82,667             --

Loss from operations                                  1,360,646          284,049

Interest expense                                        180,701             --
                                                    -----------      -----------

Net loss                                            $ 1,541,347      $   284,049
                                                    ===========      ===========


Weighted average number
 of shares outstanding                                6,639,365        2,534,872
                                                    ===========      ===========

Loss per common share                               $     (0.23)     $      (.11)
                                                    ===========      ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            FREMONT GOLD CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Expressed in U.S. Dollars)
                                    Unaudited


                                                      ----------------------------------------------
                                                                 For the Nine Months Ended
                                                      ----------------------------------------------
                                                      September 30, 1997          September 30, 1996
                                                      ------------------          ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                 $(1,541,347)               $  (284,049)
Adjustments to reconcile net loss to net cash
used in operating activities:
  Compensation expense from stock option grants              127,456                       --
  Financing expense                                           45,000                       --
  Depreciation                                                12,791                        308
  Increase (decrease) in:  Accounts receivable                17,054                    (17,626)
                           Value added taxes                (159,211)                      --
                           Due from related parties           (3,992)                      --
                           Prepaid expenses                   (4,863)                      --
                           Accounts payable and
                           accrued liabilities               467,813                     38,171
                                                         -----------                -----------
Net cash used in operating activities                     (1,039,299)                  (263,196)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Due to related parties                                    (36,382)                   322,635
   Promissory note                                           (18,128)                      --
   Forgiveness of loans                                         --                       12,000
   Loans payable                                              50,000                     (5,000)
   Series A Convertible Notes                             (1,770,000)                   740,000
   Lease payments                                            (34,192)                      --
   Share subscriptions                                     3,204,000                    340,000
                                                         -----------                -----------
Net cash flow from financing activities                    1,395,298                  1,409,635

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Flagship Holding Ltd.                          --                       26,886
  Minority Interest                                             --                        2,500
  Investment in mineral properties                        (1,297,458)                  (413,594)
  Investment in property and equipment                       (65,079)                   (11,033)
                                                         -----------                -----------
Net cash used in investing activities                     (1,362,537)                  (395,241)

Net increase (decrease) in cash                           (1,006,538)                   751,198

Cash and cash equivalents, beginning of period             1,014,522                      1,035
                                                         -----------                -----------
Cash and cash equivalents, end of period                 $     7,984                $   752,233
                                                         ===========                ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FREMONT GOLD CORPORATION
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the Nine Months Ended September 30, 1997
--------------------------------------------------------------------------------

1.  NATURE OF OPERATIONS

The Company is a Delaware corporation and its principal business activity is the acquisition, exploration and development of mineral properties, primarily gold and copper properties located in Latin America.

During 1996, the Company commenced a program of exploration of certain mineral properties, and as at September 30, 1997 had not established the existence of economically recoverable mineral reserves. Continuing operations of the Company and the recoverability of amounts shown for mineral properties are dependent upon the discovery of economically recoverable reserves, the ability of the Company to obtain financing to complete exploration and development and future profitable operations or proceeds from the disposition thereof.


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

The Company has a working capital deficit at September 30, 1997, due to accumulated current accounts payable and accrued liabilities, and does not have sufficient funds to meet the exploration objectives as presently planned. Management recognizes that the Company must generate additional resources to enable it to continue operations. The Company is actively pursuing i) the sale of equity securities, ii) joint venture arrangements with third parties for the exploration of one or more of its properties and iii) the sale of one or more of its properties. The funds raised through a sale of equity securities and/or properties would be made available to the Company. In addition, to the extent the Company is successful in securing a joint venture partner(s) on one or more of its properties, it will reduce the required financial resources of the Company.

To date the Company has been unable to raise additional financial resources through the sale of equity securities or any of its properties. In addition, the Company has been unable to secure a joint venture partner(s) on any of its properties. As a result, the Company has taken significant actions to reduce the financial resources required by the Company's operations. The actions taken by the Company include i) the discontinuance of all property acquisition activities, ii) the suspension of all exploration programs, iii) a substantial reduction in administration and geological field support personnel, iv) deferral of payment of all salaries to executive and senior management of the Company and
v) significant reductions in general and administrative expenditures.

Although the Company is actively pursuing the financial resources it requires, no assurances can be given that the Company will be successful in raising additional capital. If the Company is unable to obtain adequate additional financing, the Company will be unable to meet it's financial obligations with respect to the purchase options on one or more of its properties, resulting in loss of the property(s) and all exploration expenditures made to date.

At September 30, 1997, the Company is in default on $50,000 principal balance and $30,085 in accrued interest payable on the Bridge Note. See Notes 9, 10 and 15.

FREMONT GOLD CORPORATION
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the Nine Months Ended September 30, 1997
--------------------------------------------------------------------------------

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

FREMONT GOLD CORPORATION
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the Nine Months Ended September 30, 1997
--------------------------------------------------------------------------------

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

FREMONT GOLD CORPORATION
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the Nine Months Ended September 30, 1997
--------------------------------------------------------------------------------

4.  MINERAL PROPERTIES

Accumulated costs in respect to the Company's interest in mineral claims under lease or option consist of the following:


-------------------------------------------------------------------------------------------------
Acquisition                Balance at       Additions during   Written off during    Balance at
and Exploration Costs     Dec 31, 1996         The period          the period       Sept 30, 1997
-------------------------------------------------------------------------------------------------
RESGUARDO
  Acquisition               $  288,101         $   60,000         $     --           $  348,101
  Exploration                   83,138            872,160               --              955,298
-------------------------------------------------------------------------------------------------
                               371,239            932,160               --            1,303,399
CENIZAS
  Acquisition                   25,000             25,000               --               50,000
  Exploration                     --              137,320               --              137,320
-------------------------------------------------------------------------------------------------
                                25,000            162,320               --              187,320
SANTA ELOISA
  Acquisition                     --              130,000               --              130,000
  Exploration                     --               70,799               --               70,799
-------------------------------------------------------------------------------------------------
                                  --              200,799               --              200,799
LAJA
  Acquisition                     --                2,179               --                2,179
  Exploration                     --                 --                 --                 --
-------------------------------------------------------------------------------------------------
                                  --                2,179               --                2,179
-------------------------------------------------------------------------------------------------
Total                       $  396,239         $1,297,458         $     --           $1,693,697
=================================================================================================

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

FREMONT GOLD CORPORATION
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the Nine Months Ended September 30, 1997
--------------------------------------------------------------------------------

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

FREMONT GOLD CORPORATION
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the Nine Months Ended September 30, 1997
--------------------------------------------------------------------------------

The Company will manage the business affairs and daily operations of CMSE and will appoint its directors in proportion to its relative ownership percentage of CMSE.

On July 3, 1997 the corporation, Compania Minera Santa Eloisa, was formed and on July 7, 1997, the second installment of the Purchase Option Payment was made to the Santa Eloisa Owners. Upon mutual agreement between the Company and the Santa Eloisa Owners, the payment was made with $100,000 in cash and 23,333 shares of the Company's Common Stock.

(d) Laja

On July 23, 1997 the Company signed a Letter of Intent which defines the terms by which the Company can acquire a 100% interest in the Laja property, an area of 250 hectares (618 acres), located in the historic gold mining district of Andacollo, northern Chile. The terms of the Letter of Intent allow Fremont to earn a 100% interest in the Laja property by completing a bankable feasibility study within three years and paying the owners a total of $4,000,000 as follows:
$50,000 payable upon signing the final contract to be completed within sixty days of signing the Letter of Intent, $150,000 payable during the first year of the option with semi annual payments then due over the next two years of the agreement and a final payment of $2,000,000 payable on the third anniversary of the option. In addition, the operators of the Laja property will be paid a total of $446,000 in cash and the equivalent of $466,000 in the Company's common shares over a two year period for the existing mine facilities and infrastructure. The owners retain a royalty that is calculated on a sliding scale based on the price of gold using 0.01 per cent per US$1.00 price per ounce of gold.

As of September 30, 1997, the company was negotiating an extension to the sixty day period in which the final contract was to be completed. See note 15.


5. PROPERTY AND EQUIPMENT

---------------------------------------------------------------------
                                      Cost     Accumulated     Net
                                              Depreciation
---------------------------------------------------------------------
Office furniture and equipment     $ 53,160     $  8,673     $ 44,487
Computer hardware and software       24,021        6,961       17,060
Vehicle                              48,288         --         48,288
Field Equipment                         203         --            203
Leased assets                        38,407        2,633       35,774
Leasehold improvements                2,165          662        1,503
---------------------------------------------------------------------
Total                              $166,244     $ 18,929     $147,315
=====================================================================

FREMONT GOLD CORPORATION
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the Nine Months Ended September 30, 1997
--------------------------------------------------------------------------------

6.  VALUE ADDED TAX

Value added tax is paid on all goods and services purchased by the Company in Chile. This tax is recoverable when the Company, in turn, sells goods or services, that is, when the Company produces and sells mineral products. Value added tax is project specific and is recoverable on a particular property to the extent that the tax has been paid in the course of exploration and development of that property. If a mineral property is written down, the recoverable value added tax associated with that property is also written down.


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

On April 11, 1996, Minera Fremont Gold Chile S.A. borrowed $20,430 from Roberto Partarrieu, an employee of the Company. The loan is non-interest bearing and is repayable upon demand. At September 30, 1997, $20,430 was outstanding.


8.  PROMISSORY NOTE

On October 31, 1996, the Company entered into a Promissory Note agreement with Laminco Resources Inc. ("Laminco") for the purchase of office and computer equipment. The note requires that monthly payments of $2,236 be made on the first day of each month commencing January 1, 1997 until full repayment has occurred. If payments are made when due, no interest on the principal is applied. If payments are not made when due, an interest charge of 1% compounded monthly applies on the aggregate unpaid principal balance plus accrued interest. The Company has pledged the assets purchased as additional collateral and has agreed not to dispose of the assets until the principal has been paid.

At September 30, 1997, $4,472 of principal remains outstanding on the Promissory Note.


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

FREMONT GOLD CORPORATION
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the Nine Months Ended September 30, 1997
--------------------------------------------------------------------------------

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

On July 31, 1997 the Bridge Note became due and payable. In a loan extension agreement between the Company and the Bridge Lender, the Company has agreed to pay default interest at the rate of 20.6% per annum on the principal balance outstanding after July 31, 1997.

On September 30, 1997, the Company repaid $250,000 of the outstanding principal balance of the Bridge Note.

At September 30, 1997, $50,000 of principal remains outstanding on the Bridge Note, and $30,085 of accrued interest has been recorded in current accounts payable. See note 15.

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

On September 29, 1997, the Demand Lenders subscribed to and purchased an aggregate of 2,727,273 shares of the Company's Common Stock at a price of $.55 per share. The Company used the proceeds to repay $1,500,000 of the outstanding principal balance of the Demand Notes.

At September 30, 1997, $46,603 in interest remains outstanding on the Demand Note and has been recorded in current accounts payable.

DEMAND LOAN
On July 25, 1997, the Company borrowed an aggregate of $100,000 from Regional Investments, Inc. (the "Lender") pursuant to an unsecured demand note ("Regional Notes"). The Regional Notes provide for an interest rate of 10.5% (per annum) and is due upon demand by the Lender.

On August 29, 1997, the Company borrowed a further $38,000 from Regional Investments, Inc. under the same terms and conditions of the July 25, 1997 unsecured Regional Notes.

On September 29, 1997, the Lender subscribed to and purchased an aggregate of 250,909 shares of the Company's Common Stock at a price of $.55 per share. The Company used the proceeds to repay $138,000 of the outstanding principal balance of the Regional Notes.

FREMONT GOLD CORPORATION
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the Nine Months Ended September 30, 1997
--------------------------------------------------------------------------------

At September 30, 1997, $2,238 in interest remains outstanding on the Regional Notes and has been recorded in current accounts payable.


10.  SERIES A CONVERTIBLE NOTES

On August 21, 1996, the Company commenced an offering of $1,800,000 principal amount of Series A Notes. In December 1996, the Company completed the offering of Series A Notes and accepted subscriptions aggregating $1,800,000. Each Series A Note is convertible, at the option of each of the holders (each a "Series A Note Holder"), into Units at any time after the issue date and prior to the close of business on the maturity date at the rate of $.50 of principal per Unit. Each Unit is composed of one share of common stock ("Common Stock") and one warrant ("Warrant"). Each Warrant is exercisable to purchase one share of Common Stock at the greater of $1.50 or 75% of the ten day average closing prices, as quoted on the OTC-BB, immediately preceding the notice of exercise. The Warrants are redeemable by the Company at any time after issuance, upon 15 days written notice to the Warrant holders, at a redemption price of $0.10 per Warrant. The Series A Note Holders, if any, issued Units upon conversion without an effective Registration Statement under the Securities Act of 1933, as amended ("Act"), shall have the right, at any time, to join with the Company to register the shares of Common Stock included in the Units and underlying the Warrants in any Registration Statement under the Act filed by the Company. Each purchaser of the Series A Notes has entered into a Voluntary Stock Pooling Agreement ("Pooling Agreement"). Under the terms of the Pooling Agreement each recipient of Units issued pursuant to conversion of the Series A Notes has agreed with the Company, the Trustee (as defined in the Pooling Agreement) and each with the other, that they will deliver the certificates representing their shares of Common Stock included in the Units to the Trustee. However, the Shares issuable upon exercise of the Warrants will not be subject to the Pooling Agreement. Pursuant to the Pooling Agreement the Trustee shall hold all delivered Shares subject to release, on a pro-rata basis, as set forth below:


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

As of September 3, 1997, all Series A Note Holders representing the total $966,000 principal outstanding balance of the Series A Notes had exercised their conversion rights. As a result of these conversions, 1,932,000 shares of the Company's Common Stock were issued and Warrants to purchase 1,932,000 shares of the Company's Common Stock were outstanding. None of these Warrants were exercised prior to their expiry date at September 30, 1997.

At September 30, 1997, $83,851 in accrued interest remains outstanding on the Notes. This amount has been recorded in current accounts payable.

FREMONT GOLD CORPORATION
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the Nine Months Ended September 30, 1997
--------------------------------------------------------------------------------

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

As of June 30, 1997 Series A Note Holders representing $66,000 principal amount of the outstanding balance of the Series A Notes had exercised their conversion rights. As a result of these conversions, 132,000 shares of the Company's Common Stock were issued.

On July 3, 1997, upon mutual agreement between the Company and the Santa Eloisa Owners, the second installment of the Purchase Option Payment was made to the Santa Eloisa Owners (see note 4) with $100,000 in cash and 23,333 shares of the Company's Common Stock. As of September 30, 1997 the 23,333 shares have not yet been issued and remain issuable.

On July 7, 1997, the Bridge Lender exercised warrants to purchase 233,333 shares of the Company's Common Stock in consideration of a $350,000 reduction in the principal amount of the Bridge Note.

As of September 3, 1997, Series A Note Holders representing the remaining $900,000 principal amount of the Series A Notes had exercised their conversion rights. As a result of these conversions, 1,800,000 shares of the Company's Common Stock were issued.

FREMONT GOLD CORPORATION
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the Nine Months Ended September 30, 1997
--------------------------------------------------------------------------------

On September 29, 1997, the Company accepted subscriptions aggregating $1,888,000 pursuant to a private placement, and issued 3,432,727 shares of the Company's Common Stock. The proceeds of the private placement were used to pay i) an aggregate of $1,500,000 principal pursuant to the Demand Notes, ii) $250,000 principal pursuant to the Bridge Note and iii) $138,000 principal pursuant to the Regional Notes.

WARRANTS
On June 4, 1996 and June 20, 1996, Laminco, then an affiliate of the Company, advanced loans to the Company. In consideration of these loans the Company granted Laminco warrants to purchase 400,000 shares of the Company's Common Stock at a purchase price of $1.00 for a period of two years. Fair value of the warrants was considered nominal by the Company. In addition, the Company granted Laminco certain rights to participate in all future financing completed by the Company on the same terms offered third parties. Prior to December 31, 1996 the balance of the loans was repaid.

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

On September 10, 1997, as part of a severance package for an employee, the Company issued a warrant to purchase 50,000 shares of the Company's Common Stock for a period of 2 years at a price of $1.17 per share. Fair value of the warrants was considered nominal by the company.

On September 10, 1997, as part of a severance package for a second employee, the Company issued a warrant to purchase 25,000 shares of the Company's Common Stock for a period of 2 years at a price of $0.95 per share. A compensation expense of $4,375 was recorded for the issuance of the warrant.

As of September 30, 1997, the Warrants issued in connection with the exercise of conversion rights of Series A Notes to purchase 1,932,000 shares of the Company's Common Stock have expired. These warrants were exercisable at the greater of $1.50 or 75% of the ten day average closing prices, as quoted on the OTC-BB, immediately preceding the notice of exercise (note 10).

FREMONT GOLD CORPORATION
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the Nine Months Ended September 30, 1997
--------------------------------------------------------------------------------

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

Changes in stock options for the nine months ended September 30, 1997 are shown in the following table:

-------------------------------------------------------------------------------------------
                                                     Exercise Price          Weighted Avg.
                                   Share Options        Per Share           Exercise Price
-------------------------------------------------------------------------------------------
Outstanding at Dec. 31, 1996           780,000      $     1.17 to 1.28             $   1.25

Granted during the period              170,000      $             1.17             $   1.17
Cancelled during the period            (50,000)     $             1.17             $   1.17
-------------------------------------------------------------------------------------------
Outstanding at September 30, 1997      900,000      $     1.17 to 1.28             $   1.23

Exercisable at September 30, 1997      632,500      $     1.17 to 1.28             $   1.23
-------------------------------------------------------------------------------------------


Expiry dates for options granted range from September 27, 2001 to January 10, 2002.

The Company applies APB Opinion No. 25 and related interpretations in accounting for its option plan. Accordingly, compensation costs based on the difference between the quoted market value of the stock price at the grant date and the option exercise price has been recognized and will be amortized over the vesting period. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates, consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share for the nine months ended September 30, 1997 would have been increased to the pro forma amounts as follows:


               Net loss
                   As reported                 $   1,541,347
                   Pro forma                   $   1,598,660
               Net loss per common share
                   As reported                 $   0.23
                   Pro forma                   $   0.24

FREMONT GOLD CORPORATION
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the Nine Months Ended September 30, 1997
--------------------------------------------------------------------------------
The estimated weighted average fair value of options granted during the nine months ended September 30, 1997, was $0.49 assuming a risk free rate of 7%, an expected volatility of 42% and a weighted average expected life of 2 years. The estimate was made using the Black-Scholes Option Pricing Model. The weighted average remaining contractual life of options outstanding at September 30, 1997 was 4.1 years.


12.  INCOME TAXES

At December 31, 1996, the Company had net operating loss carry forwards for federal income tax purposes of approximately $862,122. Operating losses of $405,771 accumulated to December 31, 1995 are no longer available for carry forward due to the change in the nature of the Company's business operations that occurred in 1996.

No deferred tax benefit has been recorded due to the uncertainty of the Company realizing these benefits through profitable operations in the future.


13.  SEGMENTED INFORMATION

-----------------------------------------------------------------------------------------------------
                                           1997                                    1996
-----------------------------------------------------------------------------------------------------
                                Loss for the       Identifiable      Loss for the
                             nine months ended        Assets       nine months ended    Identifiable
                             September 30, 1997                    September 30, 1996      Assets
-----------------------------------------------------------------------------------------------------
Canada                           $   1,223,697     $   245,043        $  241,340         $  574,045
Barbados                                 5,771           1,999            34,851                 --
Chile                                  311,879       1,802,665             7,858            620,133
-----------------------------------------------------------------------------------------------------
Consolidated                     $   1,541,347       2,049,707        $  284,049         $1,194,178
=====================================================================================================


14.  COMMITMENTS AND CONTINGENCIES

The Company is committed under an operating lease to pay for office space in Vancouver, British Columbia, Canada. The lease is for a term of five years commencing on the 1st day of August, 1996 and ending on the 30th day of July 2001. The minimum lease payments for the next five years are as follows:

YEAR                              AMOUNT
1997                            $ 20,174
1998                              20,174
1999                              20,174
2000                              20,174
2001                              11,768
                          ----------------
Total                           $ 92,464
                          ================

FREMONT GOLD CORPORATION
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

For the Nine Months Ended September 30, 1997
--------------------------------------------------------------------------------

The Company leases vehicles under agreements which are classified as capital leases. Leased capital assets included in Property and Equipment at September 30, 1997 are as follows:


------------------------------------------
Leased Vehicles                    $38,407
Less: Accumulated Depreciation       2,633
------------------------------------------
Total                              $35,774
==========================================

All capitalized leases expire within one year of September 30, 1997.


15. SUBSEQUENT EVENTS

(a) On October 3, 1997, the Company was granted a sixty day extension for signing the final contract on the Laja property. See note 4(d).

(b) On October 6, 1997, the Company received a subscription for 90,909 shares of the Company's Common Stock at an offering price of $0.55 per share aggregating $50,000 to the Company.

(c) On October 17, 1997, the Company repaid the remaining $50,000 principal balance of the Bridge Note and the $30,562 in interest that had accrued to that date.

(d) On October 17, 1997, the Company accepted a subscription for 363,636 shares of the Company's Common Stock at an offering price of $.55 per share aggregating $200,000 to the Company.

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

FINANCIAL CONDITION

           At September 30, 1997, the Company had current assets of $49,484, as compared to current assets of $1,094,221 at December 31, 1996. The $1,044,737 decrease at September 30, 1997, reflects a $1,006,538 decrease in cash and a decrease in accounts receivable and prepaid expenses of $38,199. At September 30, 1997, the Company had current liabilities of $673,781 as compared to current liabilities of $2,033,124 at December 31, 1996. The decrease at September 30, 1997 is comprised of a $467,815 increase in accounts payable and accrued liabilities and a $1,827,158 reduction in the amounts due to related parties, the promissory note payable and the current portion of capital lease obligations collectively.

           At September 30, 1997 the Company has a net worth of $1,373,426, as compared to a net worth of ($461,682) at December 31, 1996. The increase in net worth is a result of the conversion of the Series A Convertible Notes and of the partial completion of a private placement initiated in the third quarter.

           On October 6 and 17, 1997, the Company received a subscription for 90,909 and 363,636 shares of the Company's Common Stock, respectively, at an offering price of $0.55 per share aggregating $250,000 to the Company. On October 17, 1997, the Company repaid the remaining $50,000 principal balance of the Bridge Note and the $30,562 in interest that had accrued on the Note to that date.

           Given effect to the above described subsequent events, the Company has current assets of $218,922, current liabilities of $593,696 and a net worth of $1,623,426.

RESULTS OF OPERATIONS

           The Company had a loss during the nine months ended September 30, 1997, of $1,541,347 or $0.23 per share. For the nine months ended September 30, 1996 the Company's loss was $284,049 or $0.11 per share.

LIQUIDITY AND CAPITAL RESOURCES

           During the nine months ended September 30, 1997, the Company's working capital deficiency decreased to $624,297. The decrease is largely due to the repayment and conversion of the Series A Convertible Notes.

           The Company filed Amendment No. 2 to a Registration Statement on Form SB-2 with the Securities and Exchange Commission ("SEC") on July 16, 1997. On August 1, 1997, the Registration Statement was declared effective by the SEC. As of September 3, 1997, Series A Note Holders representing the total $966,000 principal amount of the outstanding balance of the Series A Notes had exercised their conversion rights. As a result of these conversions, 1,932,000 Units were issued by the Company. None of the Warrants underlying the Units were exercised. The Warrants expired on September 30, 1997.

PLAN OF OPERATION

           The Company has experienced operating losses since inception, resulting in working capital and accumulated deficit positions. The working capital deficit at September 30, 1997 is due to the disparity between the current accounts payable and accrued liability balance and the cash balance. The operating losses are a result of the Company's i) expansion of its administrative staff and technical staff to fully support the Company's exploration and property acquisition activities, ii) exploration expenditures on the Company's existing properties, and iii) costs associated with the Company's mineral property acquisition program. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are discussed below.

           The Company does not currently have sufficient funds to meet the exploration objectives presently planned. Management recognizes that the Company must generate additional financial resources to enable it to continue operations. The Company has temporarily suspended its current operations pending completion of its financing efforts. Upon completion of its financing efforts, the Company plans to continue to be, engaged in the acquisition, exploration and, if warranted, development of mineral properties, primarily gold and copper properties located in Latin America.

           The Company's near term operational plan is to actively pursue i) the sale of equity securities, ii) joint venture arrangements with third parties for the exploration of one or more of its properties and iii) the sale of one or more of its properties. The funds raised through a sale of equity securities and/or properties would be made available to the Company. In addition, to the extent the Company is successful in securing a joint venture partner(s) on one or more of its properties, it will reduce the required financial resources of the Company.

           To date the Company has been unable to raise additional financial resources through the sale of equity securities or any of its properties. In addition, the Company has been unable to secure a joint venture partner(s) on any of its properties. As a result, the Company has taken significant actions to reduce the financial resources required by the Company's operations. The actions taken by the Company include i) the discontinuance of all property acquisition activities, ii) the suspension of all exploration programs, iii) a substantial reduction in administration and geological field support personnel, iv) deferral of payment of all salaries to executive and senior management of the Company and
v) significant reductions in general and administrative expenditures.

           Although the Company is actively pursuing the financial resources it requires, no assurances can be given that the Company will be successful in raising additional capital. If the Company is unable to obtain adequate additional financing, the Company will be unable to meet its financial obligations with respect to the purchase options on one or more of its properties, resulting in loss of the property(s) and all exploration expenditures made to date.

           To the extent the Company is successful in raising addition capital it will resume its operational plan to complete exploration on its principal mineral property interests and to pursue the identification and acquisition of additional mineral properties.

           During 1997, the Company will be required to pay $485,000 in lease and purchase option payments in connection with its Resguardo, Cenizas, Santa Eloisa and Laja properties of which $150,000 has been paid as of September 30, 1997. In addition, the Company is required to expend $200,000, $300,000 and $500,000 in conducting exploration on its Cenizas Property during 1997, 1998 and 1999, respectively, and $1,000,000 in conducting exploration on its Santa Eloisa Property before March 31, 1999.

           To the extent additional capital is available to the Company, the Company intends to expend additional funds on i) exploration in excess of contractual commitments, ii) identification and acquisition of additional mineral properties and iii) general and administrative costs associated with the implementation of its operational plan. The

Company has the ability to exercise control over the amount and timing of a significant portion of these additional costs.

           The Company currently anticipates that it will sell additional securities at a price sufficient to raise approximately $3 million to $4 million, either pursuant to registration or an exemption from registration under the Act, and enter into joint venture arrangements with third parties for the exploration of one or more of its properties within the next 12 months, however, there can be no assurance that the Company will be successful in completing such endeavors.

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

           During the next 12 months the Company will focus its human and financial resources on obtaining the required financial resources to resume i) exploration of its existing properties, ii) identification and acquisition of additional mineral properties and iii) exploration of mineral properties subsequently acquired. The Company does not anticipate any significant purchases or sales of plants or equipment during the next twelve months.

           Currently, the Company has 4 full time employees. To the extent the Company is successful in acquiring the required financial resources to resume its operating activities, it may hire additional employees or consultants on a full time basis.

                            FREMONT GOLD CORPORATION

PART II  - OTHER INFORMATION

Item 1 - Legal Proceeding

           There are no materials pending legal proceedings to which the Company is or is likely to be a party or of which any of its subsidiaries or properties are likely to be the subject.

Item 2 - Changes In Securities

           Not applicable

Item 3 - Defaults Upon Senior Securities

           At September 30, 1997, the Company is in default on the $83,851 in accrued interest payable on the Series A Convertible Notes and on the $50,000 principal balance and $30,085 in accrued interest payable on the Bridge Note.

Item 4 - Submission Of Matters To A Vote Of Security-Holders

           Not applicable

Item 5 - Other Information

           Not applicable

Item 6 - Exhibits And Reports On Form 8-K

a)      Exhibit table


Exhibit Number       Description of Exhibit                                     Reference
-----------------------------------------------------------------------------------------
4.5.1            $650,000 Promissory Note, dated April 1, 1997 issued by Company     (1)
                 in favor of International Freedom Ltd.


4.5.2            Warrant to purchase 650,000 shares of Common Stock, dated April     (1)
                 1, 1997, issued to International Freedom Ltd.

4.6.1            Form of Demand Note                                                 (1)

4.6.2            Form of Warrant issued with Demand Notes                            (1)

10.10            Pledge Agreement dated April 1, 1997 by and between Messrs. Hopley, (1)
                 Shaw and Topham


(1) Filed with Amendment No. 2 to Form SB-2 Registration No. 333-21665, dated July 16, 1997.

b)      Reports on Form 8-K

1. CURRENT REPORT ON FORM 8K DATED SEPTEMBER 29, 1997, reporting a sale of equity securities pursuant to Regulation S.

2. CURRENT REPORT ON FORM 8K DATED NOVEMBER 3, 1997, reporting a sale of equity securities pursuant to Regulation S.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Commission Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           FREMONT GOLD CORPORATION


DATE: NOVEMBER 7, 1997                     By: /s/ MICHAEL J. HOPLEY
                                           -------------------------------
                                           Michael J. Hopley, President